Form 10QSB
period 2000-05-31
CENTURY CONTROLS INC
filed 2000-07-14
CIK 1100732

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2000

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                  Commission File No. 000-30313

              CENTURY CONTROLS INTERNATIONAL, INC.
  (Exact name of small business issuer as specified in its charter)

             Utah                           41-1294552
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 No.)

      3140 Neil Armstrong Blvd, Suite 226, Eagan, MN 55121
            (Address of principal executive offices)

                         (651) 454-0323
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

APPLICABLE  ONLY  TO ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 2000 3,863,635 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
              CENTURY CONTROLS INTERNATIONAL, INC.

                              INDEX
                                                       Page

PART I.   Financial Information                           3

          Balance  Sheets as of May  31,  2000  and
          February 29, 2000                               4

          Statements  of Operations for  the  Three
          Months Ended May 31, 2000 and 1999              6

          Statements  of Cash Flows for  the  Three
          Months Ended May 31, 2000 and 1999              7

          Management's Discussion and  Analysis  of
          Financial Condition                             8

PART II.  Other Information                               9

          Exhibits and Reports on Form 8-K                9

          Signatures                                      9

                             PART I.
                      Financial Information

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

              CENTURY CONTROLS INTERNATIONAL, INC.

                  CONSOLIDATED BALANCE SHEETS



                                         May 31,   February 29,
                                          2000          2000

               ASSETS

Current assets:
 Cash                                    $   2,805  $    5,513
 Accounts receivable, trade,
   net of allowance for doubtful
   accounts of $5,000 and $5,000,
   respectively                             48,315      31,427
 Inventories                                78,907      79,399
 Prepaid expenses                            4,431       4,430

       Total current assets                134,458     120,769


Fixed assets                                61,789      61,789
 Less accumulated depreciation              34,852      33,303

       Net fixed assets                     26,937      28,486

Other assets:
 Inventories, less valuation allowance of
   $60,000 and $60,000, respectively        20,000      20,000
 Deposit                                       821         821
 Patents, net of accumulated amortization
   of $5,322 and $4,917, respectively       24,548      27,866

       Total other assets                   45,369      48,687



       Total assets                     $  206,764  $  197,942

              CENTURY CONTROLS INTERNATIONAL, INC.

                  CONSOLIDATED BALANCE SHEETS



                                           May 31,    February 29,
                                             2000        2000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Current portion of long-term debt      $   32,206  $   32,117
 Notes payable - stockholders               24,100      23,000
 Accounts payable                          180,357     145,958
 Accrued expenses:
   Payroll and related                      39,123      12,253
   Warranty                                  3,000       3,000
   Interest                                  6,866       6,866
   State minimum fee                           100         100

       Total current liabilities           285,752     223,294


Long-term debt:
 Notes payable, net of current maturities   11,815      12,735

       Total liabilities                   297,567     236,029


Stockholders' equity (deficit):
 Common stock, $.004 par value, 50,000,000
   shares authorized; issued and
   outstanding 3,863,635                    15,455      15,455
 Additional paid-in capital              1,254,399   1,254,399
 Accumulated deficit                    (1,360,657) (1,307,941)

 Total stockholders' equity (deficit)      (90,803)    (38,087)


  Total liabilities and
     stockholders' equity (deficit)     $  206,764  $  197,942

              CENTURY CONTROLS INTERNATIONAL, INC.

           CONSOLIDATED STATEMENTS OF OPERATIONS AND
                      ACCUMULATED DEFICIT


                                             Three Months Ended
                                             May 31,      May 31,
                                              2000         1999

Net sales                               $    89,127  $    178,637

Cost of sales                                30,573        51,695

       Gross profit                          58,554       126,942

Operating expenses                          108,204       114,126

       Operating income (loss)              (49,650)       12,816

Other expenses:
 Inventory valuation allowance                    -             -
 Interest expense                             3,066         3,060

       Total other expenses                   3,066         3,060

       Net income (loss) before
         income taxes                       (52,716)        9,756

Income taxes                                      -             -

       Net income (loss)                    (52,716)        9,756
Accumulated deficit:
 Beginning of year                       (1,307,941)   (1,159,386)

 End of year                            $(1,360,657)  $(1,149,630)

Basic earnings per share                $      (.01)  $      (.00)
 Weighted-average number of
   shares outstanding                     3,863,635     3,863,635
Diluted earnings per share             $       (.01)  $      (.00)
 Weighted-average number of
   shares outstanding                     3,880,696     3,983,856

              CENTURY CONTROLS INTERNATIONAL, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
                                                      May 31,     May 31,
                                                       2000        1999
Cash flows from operating activities:
 Net income (loss)                                  $ (52,716)  $   9,756
  Adjustments to reconcile net income (loss) to
    net cash flows from operating activities:
      Depreciation                                      1,549       1,353
      Amortization                                        405         282
      Allowance for doubtful accounts                       -           -
      Inventory valuation allowance                         -           -
      Decrease (increase) in:
        Accounts receivable - trade                   (16,888)     (5,644)
        Inventories                                       492         (50)
        Prepaid expense                                    (1)        340
        Other assets                                        -           -
      Increase (decrease) in accounts payable
        and accrued expenses                           61,269       1,774

     Net cash used by operating activities             (5,890)      7,811

Cash flows from investing activities:
  Purchase of fixed assets                                  -           -
  Incurrence of patent costs                            2,913        (802)

     Net cash used by investing activities              2,913        (802)

Cash flows from financing activities:
  Net borrowings on notes payable - stockholders        1,100           -
  Payment of long-term debt                              (831)     (4,044)

     Net cash provided by financing activities            269      (4,044)

Increase (decrease) in cash                            (2,708)      2,965

Cash, beginning of year                                 5,513       3,514

Cash, end of year                                   $   2,805   $   6,479

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION

Results of Operations

Three Months periods Ended May 31, 2000 and 1999

Century had net sales of $89,127 and $178,637 for the fiscal quarters ended May 31, 2000 and 1999, respectively. The decrease in sales is primarily a result of higher than normal sales to a single customer in 1999 that did not recur in 2000. Management believes sales in fiscal year 2000 are consistent with historical levels

In the three-month period ended May 31, 2000, Century's cost of sales was $30,573 compared to $51,695 for the fiscal quarter ended May 31, 1999. This decrease is primarily due to fewer sales of product in 2000 as compared to 1999.

Operating expenses for the three-month periods ended May 31, 2000 and 1999, were $108,204 and $114,126, respectively. The increase in operating expenses is attributable to increased commissions to independent distributors and increased professional fees relating to becoming a reporting company under the Securities Exchange Act of 1934.

As a result of the foregoing factors, Century realized an operating loss of $49,650 for the three months ended May 31, 2000, as compared to operating income of $12,816 for the three months ended May 31, 1999.

Liquidity and Capital Resources

At May 31, 2000, Century had a working capital deficit of $151,294 as compared to a working capital deficit of $105,525 at February 28, 2000. Century's cash balance at May 31, 2000 was $2,805. Century has used cash flow from operations to finance its operating activities during the quarter ended May 31, 2000.

Century's ability to continue in existence is dependent upon obtaining adequate financing and profitable operations. Management is expanding its product line with a new low cost microprocessor controller for smaller boilers and a sequencer program for air compressors, which are expected to generate additional profitable sales. However, the ability of Century to bring its products to market will be hampered as long as Century does not have the working capital necessary to pursue more aggressive marketing. In July 2000, Century obtained a bridge loan for $100,000 under a convertible debenture bearing interest at the rate of 12% per annum that is due July 1, 2002. The convertible debenture may be converted at the election of the holder to common stock of the Company at the rate of one share for $0.25 of principal amount of the debenture. In connection with the financing, the lender received 200,000 shares of common stock of the Company and a warrant to purchase 400,000 of common stock at $0.25 per share, which is exercisable for a term of four years. The lender is Michael Baghdoian, a principal stockholder of the Company. The Company is also presently seeking additional equity financing to fund future operations. Century has not identified any sources of debt or equity financing and can not predict whether any such financing will be available to Century on terms acceptable to Century.

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                   PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended May 31, 2000.

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three-month period ended May 31, 2000 (Exhibit ref. No. 27).

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTURY CONTROLS INTERNATIONAL, INC.


Date: July 13, 2000           By: /s/ Leo Christiansen,
                                      Chief Executive and Financial Officer