Form 10QSB
period 2000-08-31
CENTURY CONTROLS INC
filed 2000-10-16
CIK 1100732

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2000

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                  Commission File No. 000-30313

              CENTURY CONTROLS INTERNATIONAL, INC.
     (Exact name of small business issuer as specified in its charter)


             Utah                           41-1294552
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)

           3140 Neil Armstrong Blvd, Suite 226, Eagan, MN 55121
                (Address of principal executive offices)

                            (651) 454-0323
                     (Issuer's telephone number)

                             Not Applicable
   (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE  ONLY  TO ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State  the number of shares outstanding of each of the  issuer's classes  of  common  equity, as of August  31,  2000:  4,063,635 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                             FORM 10-QSB
                 CENTURY CONTROLS INTERNATIONAL, INC.

                              INDEX
                                                       Page
PART I.    Financial Information                           2

           Consolidated Balance Sheets as of  August       3
           31 and February 29, 2000

           Consolidated Statements of Operations for       5
           the Three and Six Months Ended August 31,
           2000 and 1999
                                                           6
           Consolidated  Statements of Stockholders'
           Equity (Deficit).                               7

           Consolidated Statements of Cash Flows for
           the Three and Six Months Ended August 31,       8
           2000 and 1999

           Management's Discussion and  Analysis  of
           Financial Condition

PART II.   Other Information                               9

           Exhibits and Reports on Form 8-K                9

           Signatures                                     10



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

                CENTURY CONTROLS INTERNATIONAL, INC.

                    CONSOLIDATED BALANCE SHEETS



                                         August 31,  February 29,
                                               2000         2000

                       ASSETS

Current assets:
 Cash                                  $    1,540   $    5,513
 Accounts receivable, trade,
   net of allowance for doubtful
   accounts of $7,000 and $5,000,
   respectively                             16,983      31,427
 Inventories                                81,996      79,399
 Prepaid expenses                            4,431       4,430

       Total current assets                104,950     120,769


Fixed assets                                61,789      61,789
 Less accumulated depreciation              36,401      33,303

       Net fixed assets                     25,388      28,486

Other assets:
 Inventories, less valuation allowance of
   $60,000 and $60,000, respectively        20,000      20,000
 Deposit                                       821         821
 Patents, net of accumulated amortization
   of $5,727 and $4,917, respectively       24,153      27,866

       Total other assets                   44,974      48,687







       Total assets                     $  175,312  $  197,942

              CENTURY CONTROLS INTERNATIONAL, INC.

                  CONSOLIDATED BALANCE SHEETS



                                              August 31,       February 29,
                                                    2000               2000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Current portion of long-term debt           $   23,821     $   32,117
 Notes payable - stockholders                    24,100         23,000
 Accounts payable                               146,187        145,958
 Accrued expenses:
   Payroll and related                           28,937         12,253
   Warranty                                       3,000          3,000
   Interest                                       7,866          6,866
   State minimum fee                                100            100

       Total current liabilities                234,011        223,294


Long-term debt:
 Notes payable, net of current maturities         8,903         12,735
 Convertible debenture                           81,318              -

       Total long-term debt                      90,221         12,735

       Total liabilities                        324,232        236,029


Stockholders' equity (deficit):
 Common stock, $.004 par value, 50,000,000
   shares authorized                            16,255        15,455
 Additional paid-in capital                  1,270,999     1,254,399
 Accumulated deficit                        (1,436,174)   (1,307,941)

       Total stockholders' equity (deficit)   (148,920)      (38,087)


       Total liabilities and
         stockholders' equity (deficit)    $  175,312     $  197,942

                    CENTURY CONTROLS INTERNATIONAL, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                          Three Months Ended            Six Months Ended

                       August 31,    August 31,        August 31,   August 31,
                             2000          1999              2000         1999
Net sales             $    43,508    $   69,605        $  132,635   $  248,241

Cost of sales              11,827        26,695            42,400       78,390

      Gross profit         31,681        42,910            90,235      169,851

Operating expenses        101,206       111,979           209,410      226,104

Operating income (loss)   (69,525)      (69,069)         (119,175)     (56,253)

Other expenses:
Inventory valuation allowance  -            -                   -            -
  Interest expense         5,992        1,152               9,058        4,212

 Total other expenses      5,992        1,152               9,058        4,212

  Net income (loss) before
  income taxes           (75,517)     (70,221)           (128,233)     (60,465)

Income taxes                   -            -                   -            -

 Net income (loss)       (75,517)    (70,221)            (128,233)     (60,465)

Other comprehensive
  income (loss)                -           -                    -            -

Comprehensive income
 (loss)                 $(75,517)   $(70,221)           $(128,233)    $(60,465)

Basic earnings per
share                       (.02)   $   (.02)            $   (.03)    $   (.02)

Weighted-average number of
shares outstanding     4,063,635   3,863,635             3,929,939   3,863,635

Diluted earnings
per share              $    (.02)  $    (.02)           $    (.03)  $     (.02)

Weighted-average number of
 shares outstanding     4,063,635   3,863,635            3,929,939   3,863,635

                                CENTURY CONTROLS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                 Common Stock         Additional
                             Number of                Paid-In       Accumulated
                              Shares      Amount      Capital       Deficit        Total
Balances, March 1, 1998       3,863,635   $ 15,455    $1,254,399    $(1,146,235)   $123,619

Net loss - 1999                       -          -            -         (13,151)    (13,151)
Net loss - 2000                       -          -            -        (148,555)   (148,555)

Balances, February 29, 2000   3,863,635     15,455    1,254,399      (1,307,941)    (38,087)

July 1, 2000 common stock
  issued as part of
  convertible debt
  issuance at $.10 per
  share, less offering
  costs of $2,600              200,000        800       16,600                -      17,400

Net loss - March 1, 2000 to
  August 31, 2000                    -          -            -         (128,233)   (128,233)

                             4,063,635  $  16,255   $1,270,999      $(1,436,174)  $(148,920)

                      CENTURY CONTROLS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Three Months Ended        Six Months Ended
                                         August 31,  August 31,   August 31,   August 31,
                                        2000            1999      2000          1999

Cash flows from operating activities:
 Net income (loss)                    $ (75,517)     $ (70,221)    $ (128,233)  $ (60,465)
  Adjustments to reconcile net
    income (loss) to net cash flows
    from operating activities:
      Depreciation                        1,549          1,353          3,098       2,706
      Amortization                          405            282            810         564
Allowance for doubtful accounts           2,000              -          2,000           -
    Decrease (increase) in:
   Accounts receivable - trade           29,332         51,530         12,444      45,886
        Inventories                      (3,089)       (18,184)        (2,597)    (18,234)
        Prepaid expense                       1              -              -         340
     Increase (decrease) in accounts
       payable and accrued expenses     (52,482)        34,315          8,787      36,089
     Bank overdraft                           -          4,249              -       4,249

Net cash used by operating activities   (97,801)         3,324       (103,691)     11,135

Cash flows from investing activities:
  Purchase of fixed assets                    -         (4,396)             -      (4,396)
  Incurrence of patent costs                  -           (673)         2,913      (1,475)

Net cash used by investing activities         -         (5,069)         2,913      (5,871)

Cash flows from financing activities:
  Proceeds from convertible debenture
    and common stock, net                97,400              -         97,400           -
  Net borrowings on notes
    payable - stockholders                    -              -          1,100           -
  Payment of long-term debt                (864)        (4,734)        (1,695)     (8,778)

Net cash from financing activities       96,536         (4,734)        96,805      (8,778)

Increase (decrease) in cash              (1,265)        (6,479)        (3,973)     (3,514)

Cash, beginning of year                   2,805          6,479          5,513       3,514

Cash, end of year                    $    1,540      $       -      $   1,540    $      -

                                7

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION

Results of Operations

Three and Six Months Ended August 31, 2000 and 1999

Century Controls International, Inc. ("Century") had net sales of $43,508 and $69,605 for the three-months ended August 31, 2000 and 1999, respectively; which represents a 60% decrease from 1999. Net sales for the six-months ended August 31, 2000 were $132,635, an 87% decrease from $248,241 for the same period in 1999. This decrease is primarily a result of higher than normal sales to a single customer in 1999 that did not recur in 2000. Management believes that the net sales in fiscal year 2000 are consistent with historic levels.

Cost of net sales for the three-months ended August 31, 2000 and 1999 were $11,827 and $26,695, respectively. This decrease is primarily due to fewer sales of product in 2000. Such costs, as a percentage of net sales for the three-months ended August 31, 2000 and 1999, were 27% and 38%, respectively. Cost of net sales for the six-months ended August 31, 2000 and 1999 were $42,400 and $78,390, respectively. Such costs, as a percentage of net sales for the six-months ended August 31, 2000 and 1999 were 32% and 31%, respectively.

Operating expenses for the three-months ended August 31, 2000 and 1999 were $101,206 and $111,979, respectively. This represents an 11% decrease from 1999. Operating expenses for the six-months ended August 31, 2000 and 1999 were $209,410 and $226,104, respectively. This represents an 8% decrease from 1999. The high cost of operating expenses is attributable to increased commissions to independent distributors, and increased professional fees necessary to become a reporting company under the Securities Exchange Act of 1934.

Due to the foregoing, Century suffered operating losses of $69,525 and $69,069 for the three-months ended August 31, 2000 and 1999, respectively. As for the six-months ended August 31, 2000 and 1999, Century suffered operating losses of $119,175 and $56,523, respectively. This represents a 111% increase in losses as compared to the same period in 1999.

Liquidity and Capital Resources

At August 31, 2000, Century had a working capital deficit of $129,061 as compared to a working capital deficit of $102,525 at February 29, 2000. Century's ability to continue in existence is dependent upon obtaining adequate financing and profitable operations. Management is expanding its product line with a new low cost microprocessor controller for smaller boilers and a sequencer program for air compressors, which are expected to generate additional profitable sales. However, the ability of Century to bring its products to market will be hampered as long as Century does not have the working capital necessary to pursue more aggressive marketing. In July 2000, Century obtained a bridge loan for $100,000 under a convertible debenture bearing interest at the rate of 12% per annum that is due July 1, 2002. The convertible debenture may be converted at the election of the holder to common stock of the Company at the rate of one share for $0.25 of principal amount of the debenture. In connection with the financing, the lender received 200,000 shares of common stock of the Company and a warrant to purchase 400,000 of common stock at $0.25 per share, which is exercisable for a term of four years. The lender is Michael Baghdoian, a principal stockholder of the Company. The Company is also presently seeking additional equity financing to fund future operations. Century has not identified any sources of debt or equity financing and can not predict whether any such financing will be available to Century on terms acceptable to Century.

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed above and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                   PART II.  OTHER INFORMATION

Changes in Securities and Use of Proceeds

     In July 2000, Century obtained a bridge loan for $100,000 under a convertible debenture bearing interest at the rate of 12% per annum that is due July 1, 2002. The convertible debenture may be converted at the election of the holder to common stock of the Company at the rate of one share for $0.25 of principal amount of the debenture. In connection with the financing, the lender received 200,000 shares of common stock of the Company and a warrant to purchase 400,000 of common stock at $0.25 per share, which is exercisable for a term of four years. The investor is Michael Baghdoian, a principal stockholder of the Company, who has a pre-existing relationship with the Company and access to all material information pertaining to the Company and its financial condition. Protective Group Securities acted as the sales agent, and received a 13% commission in the transaction. The debenture was issued in a private transaction, without registration, in reliance on the exemption provided by Section 4(2) of the Securities Act.

Exhibits and Reports on Form 8-K.

Reports on Form 8-K: The Company filed no reports on Form 8-K during the quarter ended August 31, 2000.

Exhibits:

Exhibit No.    SEC Ref. No.    Title of Document

  1                 (4)         Debenture issued to Michael Baghdoian
  2                 (4)         Warrant issued to Michael Baghdoian
  3                (27)         Financial Data Schedule

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CENTURY CONTROLS INTERNATIONAL, INC.

Date: October 16, 2000        By: /s/ Leo Christiansen,
                              Chief Executive and Financial Officer