Form 10QSB
period 2000-11-30
CENTURY CONTROLS INC
filed 2001-01-16
CIK 1100732

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

APPLICABLE  ONLY  TO ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2000:  4,063,635 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
              CENTURY CONTROLS INTERNATIONAL, INC.

                              INDEX

                                                           Page
PART I.   Financial Information                              2

          Consolidated Balance Sheets as of                  3
          November 30, 2000 and February 29, 2000

          Consolidated Statements of Operations for          5
          the Three and Nine Months Ended November
          30, 2000 and 1999

          Consolidated Statements of Stockholders'
          Equity (Deficit).                                  6

          Consolidated Statements of Cash Flows for
          the Three and Nine Months Ended November  	        7
          30, 2000 and 1999

          Management's Discussion and Analysis of
          Financial Condition                                8

PART II.  Other Information                                  9

          Exhibits and Reports on Form 8-K                   9

          Signatures                                         9



                             PART I.
                      Financial Information

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year

              CENTURY CONTROLS INTERNATIONAL, INC.

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)



                                           November 30,  February 29,
                                               2000        2000

                       ASSETS

Current assets:
 Cash                                     $    3,585   $    5,513
 Accounts receivable, trade,
   net of allowance for doubtful
   accounts of $8,000 and $5,000,
   respectively                               62,429       31,427
 Inventories                                  97,643       79,399
 Prepaid expenses                              4,431        4,430

       Total current assets                  168,088      120,769


Fixed assets                                  62,734       61,789
 Less accumulated depreciation                36,986       33,303

       Net fixed assets                       25,748       28,486

Other assets:
 Inventories, less valuation allowance of
   $60,000 and $60,000, respectively          20,000       20,000
 Deposit                                         821          821
 Patents, net of accumulated amortization
   of $6,132 and $4,917, respectively         23,748       27,866

       Total other assets                     44,569       48,687




       Total assets                       $  238,405   $  197,942

             CENTURY CONTROLS INTERNATIONAL, INC.

                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)



                                       November 30,  February 29,
                                           2000         2000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Current portion of long-term debt       $   21,418    $   32,117
 Notes payable - stockholders                25,100        23,000
 Accounts payable                           177,960       145,958
 Accrued expenses:
   Payroll and related                       45,639        12,253
   Warranty                                   3,000         3,000
   Interest                                   8,532         6,866
   State minimum fee                            100           100

       Total current liabilities            281,749       223,294


Long-term debt:
 Notes payable, net of current maturities     6,968        12,735
 Convertible debenture                       82,691             -

       Total long-term debt                  89,659        12,735

       Total liabilities                    371,408       236,029

Stockholders' equity (deficit):
 Common stock, $.004 par value, 50,000,000
   shares authorized                         16,255        15,455
 Additional paid-in capital               1,270,999     1,254,399
 Accumulated deficit                     (1,420,257)   (1,307,941)

       Total stockholders'
         equity (deficit)                  (133,003)      (38,087)


       Total liabilities and
         stockholders' equity (deficit)  $  238,405   $   197,942

              CENTURY CONTROLS INTERNATIONAL, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)

                              Three Months Ended          Nine Months Ended
                          November 30,  November 30,  November 30,  November 30,
                              2000         1999         2000           1999

Net sales                 $  183,891   $  139,929  $  316,526    $  388,171

Cost of sales                 54,182       26,580      96,774       104,971

   Gross profit              129,709      113,349     219,752       283,200

Operating expenses           115,418       98,835     314,128       324,939

   Operating income (loss)    14,291       14,514     (94,376)      (41,739)

Other expenses:
  Inventory valuation
    allowance                      -            -           -             -
  Interest expense             8,882        2,233      17,940         6,446

   Total other expenses        8,882        2,233      17,940         6,446

   Net income (loss) before
     income taxes              5,409       12,281    (112,316)      (48,185)

Income taxes                       -            -           -             -

   Net income (loss)           5,409       12,281    (112,316)      (48,185)

Other comprehensive
  income (loss)                    -            -           -             -

Comprehensive income (loss) $  5,409   $   12,281  $ (112,316)   $  (48,185)

Basic earnings per share    $      -   $        -  $     (.03)   $     (.01)

Weighted-average number of
  shares outstanding       4,063,635    3,863,635   3,974,180     3,863,635

Diluted earnings per share $       -   $        -  $     (.03)   $     (.01)

Weighted-average number of
  shares outstanding       4,063,635    3,863,635    3,974,180     3,863,635

                                CENTURY CONTROLS INTERNATIONAL, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                            (Unaudited)



                                    Common Stock       Additional
                               Number of                Paid-In    Accumulated
                                Shares      Amount      Capital     Deficit       Total

Balances, March 1, 1998       3,863,635  $ 15,455  $ 1,254,399 $ (1,146,235)  $  123,619

Net loss - 1999                       -         -            -      (13,151)     (13,151)
Net loss - 2000                       -         -            -     (148,555)    (148,555)

Balances, February 29, 2000   3,863,635    15,455    1,254,399   (1,307,941)     (38,087)

July 1, 2000 common stock
  issued as part of
  convertible debt
  issuance at $.10 per
  share, less offering
  costs of $2,600               200,000       800       16,600             -      17,400

Net loss - March 1, 2000 to
  November 30, 2000                   -         -            -      (112,316)   (112,316)

                              4,063,635  $ 16,255  $ 1,270,999  $ (1,420,257) $ (133,003)
<TABLE/>




                   CENTURY CONTROLS INTERNATIONAL, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                          Three Months Ended          Nine Months Ended
                                      November 30,  November 30,   November 30,  November 30,
                                          2000        1999            2000        1999
Cash flows from operating activities:
  Net income (loss)                   $    5,409   $   12,281    $  (112,316)   $  (48,185)
  Adjustments to reconcile net
    income (loss) to net cash flows
    from operating activities:
      Depreciation                         1,549        1,353          4,647         4,059
      Amortization                           405          282          1,215           846
      Allowance for doubtful accounts      1,000            -          3,000             -
      Decrease (increase) in:
        Accounts receivable - trade      (46,446)     (39,904)       (34,002)        5,982
        Inventories                      (15,647)      (5,354)       (18,244)      (23,588)
        Prepaid expense                        -            -              -             -
     Increase (decrease) in accounts
       payable and accrued expenses       60,058       41,241         61,250        77,671
     Bank overdraft                            -       (2,222)             -         2,027

Net cash used by operating activities      6,328        7,677        (94,450)       18,812

Cash flows from investing activities:
  Purchase of fixed assets                  (945)           -           (945)       (4,396)
  Incurrence of patent costs                   -            -              -        (1,475)

Net cash used by investing activities       (945)           -           (945)       (5,871)

Cash flows from financing activities:
  Proceeds from convertible debenture
    and common stock, net                      -            -         97,400             -
  Net borrowings on notes
    payable - stockholders                 1,000            -          2,100             -
  Payment of long-term debt               (4,338)      (7,677)        (6,033)      (16,455)

Net cash from financing activities        (3,338)      (7,677)        93,467       (16,455)

Increase (decrease) in cash                2,045            -         (1,928)       (3,514)

Cash, beginning of year                    1,540            -          5,513         3,514

Cash, end of year                      $   3,585   $        -   $      3,585   $         -
<TABLE/>



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION

Results of Operations

Three and Nine Months Ended November 30, 2000 and 1999

Century Controls International, Inc. ("Century") had net sales of
$183,891 and $139,929 for the three-months ended November 30, 2000 and 1999, respectively; which represents a 31% increase from 1999. Net sales for the nine-months ended November 30, 2000 were $316,526, a 19% decrease from $388,171 for the same period in 1999. This decrease is primarily a result of higher than normal sales to a single customer in 1999 that did not recur in 2000.
Management believes that the net sales in fiscal year 2000 are consistent with historic levels.

Cost of net sales for the three-months ended November 30, 2000 and 1999 were $54,182 and $26,580, respectively. This increase is primarily due to greater sales of product in 2000. Such costs, as a percentage of net sales for the three-months ended
November 30, 2000 and 1999, were 30% and 19%, respectively. Cost of net sales for the nine-months ended November 30, 2000 and 1999 were $96,774 and $104,971, respectively. Such costs, as a percentage of net sales for the nine-months ended November 30, 2000 and 1999 were 31% and 27%, respectively.

Operating expenses for the three-months ended November 30, 2000 and 1999 were $115,418 and $98,835, respectively. This represents a 17% increase from 1999. Operating expenses for the nine-months ended November 30, 2000 and 1999 were $314,128 and $324,939, respectively. This represents a 3% decrease from 1999.
The high cost of operating expenses is attributable to increased commissions to independent distributors, and increased professional fees necessary to become a reporting company under the Securities Exchange Act of 1934.

Due to the foregoing, Century experienced operating income of $14,291 and $14,514 for the three-months ended November 30, 2000 and 1999, respectively. As for the nine-months ended November
30, 2000 and 1999, Century suffered operating losses of $94,376 and $41,739, respectively. This represents a 126% increase in losses as compared to the same nine-month period in 1999.

Liquidity and Capital Resources

At November 30, 2000, Century had a working capital deficit of $113,661 as compared to a working capital deficit of $102,525 at February 29, 2000. Century's ability to continue in existence is dependent upon obtaining adequate financing and profitable operations. Management is expanding its product line with a new low cost microprocessor controller for smaller boilers and a sequencer program for air compressors, which are expected to generate additional profitable sales. However, the ability of Century to bring its products to market will be hampered as long as Century does not have the working capital necessary to pursue more aggressive marketing. The Company is presently seeking additional equity financing to fund future operations. Century has not identified any sources of debt or equity financing and cannot predict whether any such financing will be available to Century on terms acceptable to Century.

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

                   PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.

Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended
November 30, 2000.

Exhibits

None.

SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CENTURY CONTROLS INTERNATIONAL, INC.


Date: January 15, 2001        By:  /s/ Leo Christiansen
                                   Leo Christiansen,
                                   Chief Executive and Financial Officer




