Form 10KSB
period 2001-02-28
CENTURY CONTROLS INC
filed 2001-06-15
CIK 1100732

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB


[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities  Exchange  Act  of 1934  for  the  fiscal  year  ended
February 28, 2001, or

[    ]      Transition report pursuant to section 13 or 15(d)  of
the  Securities  Exchange act of 1934 for the  transition  period
from    to

                  Commission File No. 000-30313

              CENTURY CONTROLS INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

             Utah                           41-1294552
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 No.)


      3140 Neil Armstrong Blvd, Suite 226, Eagan, MN 55121
            (Address of principal executive offices)

Issuer's Telephone Number:  (651) 454-0323

Securities registered under Section 12(b) of the Act:  None

Securities  registered under Section 12(g) of  the  Act:   Common
Stock, Par Value $0.004

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues (consisting only of interest income) for its most recent fiscal year: $515,381.

The   aggregate  market  value  of  voting  stock  held  by  non-
affiliates:   As  of the date this report is filed  there  is  no
public market for the common stock of the issuer, so the aggregate market value of such stock is $0.

As of February 28, 2001, the Registrant had outstanding 4,263,635 shares of common stock, par value $0.004.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                             Page

Part I

1.   Description of Business                                          3

2.   Description of Properties                                        6

3.   Legal Proceedings                                                6

4.   Submission of Matters to a Vote of Security Holders              6

Part II

5.   Market for Common Equity and Related Stockholder Matters         6

6.   Management's Discussion and Analysis of Financial Condition      7
     and Results of Operations

7.   Financial Statements                                             8

8.   Changes in and Disagreements with Accountants                    8
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control             8
     Persons; Compliance with Section 16(a) of the Exchange Act

10.  Executive Compensation                                           9

11.  Security Ownership of Certain Beneficial Owners and Management  10

12.  Certain Relationships and Related Transactions                  11

13.  Exhibits and Reports on Form 8-K                                11

Signatures                                                           12

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

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS
General

     Century Controls International, Inc., ("Century" or "Company") is a publicly held Utah corporation, which, through its subsidiary Century Controls, Inc. develops and markets a proprietary line of microprocessor based boiler control products. It has been actively engaged in this business for over the past eight years.

     Excessive energy consumption and pollution control are recognized as significant problems to be addressed now and in the future. More than a half a dozen states and Canada have already mandated installation of "BACT" (Best Available Control Technology) on tens of thousands of boilers. Governmental consortia including the Southern California Air Quality District and NESCAUM (Northeast States for Coordinated Air Use Management) are also mandating emission standards for boilers. Companies, like Century, which offer products addressing this problem expect to see expanding markets for their products with increasing environmental consciousness and government regulation.

     Century develops and markets oxygen control, boiler loading control, multiple boiler control, and air compressor control systems used in industrial and commercial applications. Excess air in the boiler's combustion chamber causes excess fuel consumption, excessive stack exit temperatures, and increased stack emissions. High firing rates in uncontrolled start up or increased temperature set points causes excess fuel consumption and unnecessary wear on boiler systems. Inefficient sequencing of multiple boiler systems causes excess fuel consumption, increased stack emissions, and unnecessary wear on boiler systems. Inefficient sequencing of air compressors, each loading and unloading uncoordinated, wastes energy. Century's control systems are designed to resolve these problems so that boiler systems operate at high efficiency, which results in lower energy consumption, lower nitrogen oxide emissions, less wear on boiler systems, and significant savings on fuel costs and system repairs.

Products

     Century offers products suitable for a wide variety of boiler system configurations. The following is a list of products and uses.

        Product                            Use

CC-100                    Oxygen control system

CC-200                    Oxygen control system

CC-150                    Firing rate control system

CC-300                    Oxygen control system for up to four
                          boilers

CC-600                    Firing sequence control for of up to
                          four boilers

CC-700                    Oxygen and firing sequence control
                          for up to four boilers

CC-2000                   Process Controller

CC-6000                   Compressor sequence control for up
                          to 12 compressors


     The newly designed air compressor Sequencer offers a new improved method of coordinating multiple air compressors for significant energy savings as well as protection of the equipment. The sequence control technology used in Century's products is covered by a patent issued in 1992 and another issued in 1995. Century believes this patented technology has applications in other areas, such as air conditioning and power generators, which may be developed by Century or licensed to other companies.

     Century believes its products contain features that cannot be found in its competitors' products, such as the ability to control a multiple boiler system with a single control unit. Accordingly, prices for Century's products represent the added value inherent in the design and operation of the products. Prices to end users for single boiler systems range from $5,500 to $15,000, and prices for the higher-end multiple boiler systems range from $15,000 to $60,000.

     Century purchases the components for its products from third party suppliers, and assembles and tests its finished products at its UL approved facility. Products are only assembled and shipped against purchase orders. Century's practice is to maintain an inventory of component parts necessary to satisfy three months of projected product purchases. Various extra components are in stock due to blanket orders for better pricing. There is no single supplier from which Century purchases more then 10% of its product components. There is no component part that Century cannot obtain from sources other than current suppliers.

     Research and development is company-sponsored. Development projects currently in progress are focusing on varying and modifying controls to fit other applications such as refrigeration compressor sequencing and small OEM controls.
Research and development is expected to cost approximately $5,000 to $10,000 in 2001.

Marketing

     Century's marketing effort focuses on the operational qualities of its products, compliance with applicable environmental standards imposed by government regulation, and lower costs of fuel consumption and boiler system repairs that will pay for the Century product in a relatively short period of time and then represent real savings to the end user.

     Century currently employs one salesperson who markets its products directly to end users. Century generates product brochures for distribution to its independent sales representatives, boiler system contractors, industrial and commercial boiler system users, and compressor distributors. Century also advertises in trade publications and uses its sales person to respond to prospective customers that respond to the advertisements.

     Century markets its products directly to boiler system manufacturers, who sell Century's products as an add-on to boiler systems sold to end users. Century currently has sales agreements with two boiler manufacturers, who accounted for approximately 4% of total boiler system sales in the United States in 1998.

     Century has distribution agreements with approximately 18 independent distributors located in the United States. Of the distributors, 16 purchase products directly from Century for resale to end users. The remaining distributors forward purchase orders to Century made by the end user, so that the sale is made by Century and a commission is paid to the distributor.

     Product sales are not seasonal. The months of highest and lowest sales vary from year to year.

     To support and service end users, Century furnishes a technician for start-up and operator training on each system sold, which is billed as a separate cost in addition to the cost of the system. Plant personnel are trained to handle minor service problems over the phone. Century employs one technician to perform extensive repair services as required. Century's independent distributors also employ their own technicians who perform repair services.

     Century's warranty on its products covers all material and workmanship for a one-year period from start-up date.

     One independent distributor, Energy Products Company, was responsible for 13% of Century's total sales in fiscal year 2001.
Century expects this distributor to account for more than 8% of total sales in fiscal year 2002.

Competition

     Principal competitors are Rosemount Engineering, Preferred Instruments, and Heat Timer, all of which offer boiler control products at prices lower than Century's products. Century competes with these companies on the basis of the features it offers in its products. Management believes this approach will be successful in the future because consulting engineers are starting to specify Century's products for systems they design for end users.

Government Regulation

     There is no meaningful government regulation of Century's products or business.

Employees

     As of February 28, 2001, Century had six employees, none of whom are represented by labor unions. Management considers its relations with its employees to be good.

               ITEM 2.  DESCRIPTION OF PROPERTIES

     The plant and office facilities of Century consist of approximately 1,380 square feet of space in a single building located at 3140 Neil Armstrong Blvd, Suite 226 in Eagan, Minnesota. The facilities are leased at a monthly rate of $821.37, under a lease that expires in June 2003. Management believes that the office space is adequate for Century's anticipated needs for at least the next 12 months.

                   ITEM 3.  LEGAL PROCEEDINGS

     Century is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against Century have been threatened.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fiscal quarter ended February 28, 2001.

                            PART III

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Century trades sporadically in the over-the-counter market. The following table sets forth for the respective periods indicated the prices of the common stock in the over-the-counter market, as reported and summarized on the OTC Bulletin Board for the year ended February 29, 2000. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions. During the year ended February 28, 2001, there were no published inter-dealer bid prices for Century's common stock and no meaningful trading activity. As a result, no prices are included for fiscal year 2001.

Calendar Quarter Ended     High Bid ($)           Low Bid ($)

February 28, 2000           $0.00                  $0.00
November 30, 1999           $0.125                 $0.125
August 31, 1999             $0.21875               $0.125
May 31, 1999                $0.1875                $0.1875

     At February 28, 2001, there were approximately 220 holders of record of the common stock.

     Since its inception, no dividends have been paid on the common stock. Century intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Recent Sales of Unregistered Securities

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

     In January 2001, the Company sold 200,000 shares of common stock at $0.25 per share for a total of $50,000 to Michael Baghdoian. The shares were issued in a private transaction that did not involve any public solicitation and without registration in reliance on the exemption provided by Section 4(2) of the 1933 Securities Act. Commissions and a non-accountable expense allowance totaling $6,500 were paid in connection with the transaction.

          ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Century develops and markets oxygen control, boiler loading control, multiple boiler control, and air compressor control systems used in industrial and commercial applications.
Century's control systems are designed to resolve common problems such as excess fuel consumption, excessive stack exit temperatures and increased stack emissions. With the introduction of Century's control systems, boilers operate at high efficiency, which result in lower energy consumption, lower nitrogen oxide emissions, less wear on boiler systems and significant savings on fuel costs and system repairs.

     Over the past several years, Century's boiler control systems have become more widely implemented into various key markets around the country. As the number of Century's products has increased, a growing interest has occurred among consulting engineers. This escalating interest in turn, has resulted in a growing number of engineering specifications written around Century's products, which has provided Century with an increase in sales. Additionally, Century's air compressor sequence controller has been operating in Sara Lee Hosiery, a Fortune 500 Company plant, with outstanding results and a positive return on investment. Due to this increased interest and positive feedback within the industry, Century is able to claim its product performance as superior in the industry.

     Century's goal is to increase industry acceptance and increase sales significantly by concentrating more heavily in sales and marketing. Century's strategy for achieving this goal is to obtain highly qualified marketing individuals to increase Century's sales and increase its advertising in various trade magazines, emphasizing Century's newest product, the air compressor sequencer. Additionally, Century anticipates further product development in its communications software, allowing Century's systems to interface with various energy management systems and minor hardware design modifications which will allow Century to produce a slightly lower cost OEM (original equipment manufacturer) control, that can be marketed as a part of the initial sale of the various boilers.

Results of Operations, Fiscal Years Ended February 28, 2001 and
February 29, 2000

      Century Controls International, Inc. ("Century") had net sales of $515,381 and $494,234 for the fiscal years ended February 28, 2001 and February 29, 2000, respectively; which represents a 4% increase. This slight increase is primarily the result of increased marketing efforts. One customer accounted for 12.7% of Century's sales in 2001 and three customers accounted for 33.7% of Century's sales in 2000. Management believes that the net sales in fiscal year 2000 are consistent with historic levels.

     Cost of net sales for the fiscal year ended February 28, 2001 and February 29, 2000 were $161,136 and $216,050, respectively. Such costs, as a percentage of net sales for these periods were 33% and 44%, respectively. This 11% decrease is primarily due to a shift in the type of product sold and better pricing from suppliers.

     Operating expenses for the fiscal year ended February 28, 2001 and February 29, 2000 were $413,241 and $354,639, respectively. This represents a 17% increase from 2000. The high cost of operating expenses is attributable to increased commissions to independent distributors.

     Interest expense for the fiscal year ended February 28, 2001 and February 29, 2000 was $21,661 and $12,000, respectively.
This 81% increase from 2000 is primarily attributable to a $100,000 bridge loan from Michael Baghdoian (a principal stockholder of the Company) that bears interest of 12% per annum and is due July 1, 2002. In addition, Century had inventory valuation allowances for the fiscal years ended February 28, 2001 and February 29, 2000 of $20,000 and $60,000, respectively.

     Due to the foregoing, Century experienced a net loss of $108,157 and $148,555 for the years ended February 28, 2001, and February 29, 2000, respectively.

Liquidity and Capital Resources

     At February 28, 2001, Century had a working capital deficit of $51,276 as compared to a working capital deficit of $102,525 at February 29, 2000. Century's ability to continue in existence is dependent upon obtaining adequate financing and profitable operations. Management is expanding its product line with a new low cost microprocessor controller for smaller boilers and a sequencer program for air compressors, which are expected to generate additional profitable sales. However, the ability of Century to bring its products to market will be hampered as long as Century does not have the working capital necessary to pursue more aggressive marketing. The Company is presently seeking additional equity financing to fund future operations. Century has not identified any sources of debt or equity financing and cannot predict whether any such financing will be available to Century on terms acceptable to Century.

                  ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants in the past three years.

                            PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                            PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

     The following table sets forth the names, ages, and positions with Century for each of the directors and officers.

Name              Age  Positions (1)                        Since

Leo Christiansen  70   Chairman of the Board and             1990
                       President

David Brown       58   Senior Research & Development         1990
                       Engineer, and Director

James W. Sampair  69   Director & Secretary                  1990

J. Clinton Shaver 69  Director                               1990

     All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify.
Officers serve at the discretion of the Board of Directors.

     The following is information on the business experience of each director and officer.

     Leo Christiansen. Mr. Christiansen has served as President and Chairman of the Board of Directors of Century for the past nine years.

     David Brown.  Mr. Brown has served as Senior Research &
Development Engineer, Electronic hardware designer and a Director of Century for the past nine years.

     James W. Sampair.  Mr. Sampair was the President of Arena
Contractors & Equipment Co., a contracting company of St. Paul,
Minnesota, from 1993 until October 1996, when he retired.

     J. Clinton Shaver. Mr. Shaver has served for over the past five years as the Chief Executive Officer of Atlantis, Intl., of Long Lake, Minnesota, a company engaged in the business of inventory closeouts for retail and wholesale businesses.

                ITEM 10.  EXECUTIVE COMPENSATION

Annual Compensation

     The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Century for fiscal years ended February 28, 2001, February 29, 2000 and February 28, 1999 of those persons who were either (i) the chief executive officer during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000


Name and Principal Position             Annual Compensation
                                       _____________________


                         Year              Salary ($)

Leo Christiansen         2001                $59,800
 Chairman and President  2000                $59,800
                         1999                $59,800


     Century has no other arrangement for compensating any of its executive officers.

Warrants

     David Brown, a director and employee of Century, holds a warrant to purchase 34,000 shares of Century's common stock at a price of $0.18 per share, which expires February 19, 2003. The warrant was issued in consideration of the services rendered by Mr. Brown to Century.

     In May 2000, Century issued to each of then directors, James
W. Sampair, Craig Laughlin, Bruce Senske, and J. Clinton Shaver, warrants to purchase 10,000 shares of common stock at an exercise price of $0.25 per share, which expire May 22, 2003. The warrants were issued in consideration of their services as directors.

             ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of February 28, 2001, the number and percentage of the 4,263,635 shares of outstanding common stock, which, according to the information supplied to Century, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person, other than an officer or director, who to the knowledge of Century is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                Common                Percent
                                Shares    Options     of Class
                                            (1)         (2)

Principal Stockholders
Dr. Michael Baghdoian (3)      526,000    800,000      26.19%
13479 Northline
Southgate, MI 48195

Officers and Directors
Leo Christiansen               816,583       0         19.15%
731 Mohican Court
Mendota Heights, MN 55120

David Brown                    131,250     34,000       3.85%
PO Box 197
Goodridge, MN 56725

James W. Sampair                90,000     10,000       2.34%
2067 W. Lakeview Blvd., #D-9
North Fort Meyers, FL 33903

J. Clinton Shaver              152,450     10,000       3.80%
6601 Beach Road
Eden Prairie, MN 55346
                                  10

All Executive officers and    1,190,283    54,000      28.82%
 Directors as a Group (4 persons)

(1) These figures represent options that are vested or will vest within 60 days from the date as of which information is presented in the table.

(2) These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his options, and percentage ownership of all officers and directors as a group assuming all purchase rights held by such individuals are exercised.

(3) Dr. Baghdoian's total options consist of a warrant to purchase 400,000 shares of common stock issued as consideration for Dr. Baghdoian's $100,000 bridge loan to the Company, which loan is represented by a debenture that may be converted into common stock at the rate of one share for $0.25 of principal amount of the debenture or a total of 400,000 shares.

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In July 2000, Century issued a convertible debenture to Michael Baghdoian, a principal stockholder of the Company, in exchange for a $100,000 bridge loan. The debenture bears interest at the rate of 12% per annum and is due July 1, 2002. The convertible debenture may be converted to common stock of the Company at the rate of one share for $0.25 of principal amount of the debenture. In connection with the financing, the Mr. Baghdoian received 200,000 shares of common stock of the Company and a warrant to purchase 400,000 shares of common stock at $0.25 per share, exercisable for a term of four years.

     In May 2000, Century issued to each of then directors, James
W. Sampair, Craig Laughlin, Bruce Senske, and J. Clinton Shaver, warrants to purchase 10,000 shares of common stock at an exercise price of $0.25 per share, which expire May 22, 2003. The warrants were issued in consideration of their services as directors.

           ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K Filings

     No reports on Form 8-K were filed in the last fiscal quarter of the year ended February 28, 2001.

Exhibits

SEC Ref. No. Title of Document                         Location
    3.1      Articles of Incorporation                   (1)
    3.2      Bylaws                                      (1)
     4       Debenture issued to Michael Baghdoian       (2)
     10      Lease for Plant and Office                  (1)

(1) Filed on April 12, 2000 with the SEC on Form 10-SB and incorporated herein by this reference.

(2) Filed on October 16, 2000 with the SEC on Form 10-QSB for the quarter ended August 31, 2000 and incorporated herein by this reference.

                           SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of  1934, the registrant caused this registration statement to be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                         CENTURY CONTROLS INTERNATIONAL, INC.


Date: June 6, 2001            By:  /s/ Leo Christiansen
                              President

Date: June 15, 2001            By:  /s/ James W. Sampair
                              Secretary

     In accordance with the Exchange Act, this registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 6, 2001              /s/ Leo Christiansen,
                                 Director

Dated: June 15, 2001              /s/ James W. Sampair
                                 Director

Dated: June 13, 2001              /s/ David Brown
                                 Director

Dated:                           J. Clinton Shaver
                                 Director

CENTURY CONTROLS
                       INTERNATIONAL, INC.

                CONSOLIDATED FINANCIAL STATEMENTS

       YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                       TABLE OF CONTENTS

                                                        Page

Independent Auditors' Report                            F-1


Financial Statements:

  Consolidated Balance Sheets                           F-2

  Consolidated Statements of Operations                 F-3

  Consolidated Statements of Stockholders'
    Equity (Deficit)                                    F-4

  Consolidated Statements of Cash Flows                 F-5
  Notes to Consolidated Financial Statements            F-6

              Callahan, Johnston & Associates, LLC
          Certified Public Accountants and Consultants


                  INDEPENDENT AUDITORS' REPORT

To The Board of Directors
Century Controls International, Inc.
Eagan, Minnesota

We have audited the accompanying consolidated balance sheets of Century Controls International, Inc. as of February 28, 2001 and February 29, 2000, and the related statements of operations and, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Controls International, Inc. as of February 28, 2001 and February 29, 2000, and the results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Century Controls International, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
May 17, 2001


   7400 Lyndale Avenue South, Suite 207, Minneapolis, MN 55423
       Telephone: (612)861-0970        Fax: (612)861-5827
                Email: callahan_johnston@msn.com

              CENTURY CONTROLS INTERNATIONAL, INC.

                   CONSOLIDATED BALANCE SHEETS



                                                    Years Ended
                                       February 28,  February 29,
                                          2001            2000

                       ASSETS

Current assets:
 Cash                                  $    5,000   $   5,513
 Accounts receivable, trade,
   net of allowance for doubtful
   accounts of $10,000 in 2001 and
   $5,000 in 2000                         125,440      31,427
 Inventories                               70,145      79,399
 Prepaid expenses                           1,827       4,430

       Total current assets               202,412     120,769


Fixed assets                               51,687      61,789
 Less accumulated depreciation             30,962      33,303

       Net fixed assets                    20,725      28,486

Other assets:
 Inventories, less valuation allowance of
   $80,000 in 2001 and $60,000 in 2000     15,000      20,000
 Deposit                                      821         821
 Patents, net of accumulated amortization
   of $6,355 in 2001 and $4,917 in 2000    23,525      27,866

       Total other assets                  39,346      48,687

       Total assets                    $  262,483  $  197,942


 The accompanying notes are an integral part of these financial statements.

              CENTURY CONTROLS INTERNATIONAL, INC.

                   CONSOLIDATED BALANCE SHEETS



Years Ended
                                             February 28, February 29,
                                                  2001       2000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Current portion of long-term debt          $    8,879  $   32,117
 Notes payable - stockholders                   25,100      23,000
 Accounts payable                              189,025     145,958
 Accrued expenses:
   Payroll and related                          20,190      12,253
   Warranty                                      3,000       3,000
   Interest                                      7,394       6,866
   State minimum fee                               100         100

       Total current liabilities               253,688     223,294


Long-term debt:
 Notes payable, net of current maturities       94,139      12,735

       Total liabilities                       347,827     236,029


Stockholders' equity (deficit):
 Common stock, $.004 par value, 50,000,000
   shares authorized; issued and outstanding
   4,263,635 in 2001 and 3,863,635 in 2000      17,055      15,455
 Additional paid-in capital                  1,313,699   1,254,399
 Accumulated deficit                        (1,416,098) (1,307,941)

 Total  stockholders' equity (deficit)         (85,344)    (38,087)




       Total liabilities and stockholders'
         equity (deficit)                   $  262,483  $  197,942


 The accompanying notes are an integral part of these financial statements.

                               F-2a

              CENTURY CONTROLS INTERNATIONAL, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS




Years Ended
                                       February 28,  February 29,
                                          2001           2000

Net sales                              $   515,381  $   494,234

Cost of sales                              169,136      216,050

        Gross profit                       346,245      278,184

Operating expenses                         413,241      354,639

        Operating loss                     (66,996)     (76,455)

Other income (expense):
  Inventory valuation allowance            (20,000)     (60,000)
  Interest expense                         (21,661)     (12,000)
  Gain on sale of fixed asset                  600            -

        Total other income (expense)       (41,061)     (72,000)

        Net loss before income taxes      (108,057)    (148,455)

Income taxes                                   100          100

        Net loss                       $  (108,157) $  (148,555)


Basic earnings per share               $      (.03) $     (.04)
  Weighted-average number of
    shares outstanding                   4,019,799   3,863,635

Diluted earnings per share             $      (.03) $     (.04)
  Weighted-average number of
    shares outstanding                   4,019,799   3,880,696


 The accompanying notes are an integral part of these financial statements.

                      CENTURY CONTROLS INTERNATIONAL, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                      Common Stock      Additional
                                Number of                Paid-In    Accumulated
                                 Shares      Amount      Capital     Deficit        Total
Balances, March 1, 1999        3,863,635   $  15,455   $ 1,254,399   $(1,146,235) $   123,619

Net loss - 2000                        -           -             -      (148,555)    (148,555)

Balances, February 29, 2000    3,863,635      15,455     1,254,399    (1,307,941)     (38,087)

July 1, 2000 common stock
  issued as part of
  convertible debt
  issuance at $.10 per
  share, less offering
  costs of $2,600                200,000         800        16,600            -        17,400


January 10, 2001 common stock
  issuance at $.25 per
  share, less offering
  costs of $6,500                200,000         800        42,700            -        43,500

Net loss - 2001                        -           -             -     (108,157)     (108,157)

                               4,263,635   $  17,055   $ 1,313,699  $(1,416,098)   $  (85,344)

   The accompanying notes are an integral part of these financial statements.

              CENTURY CONTROLS INTERNATIONAL, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS


Years Ended
                                               February 28,   February 29,
                                                   2001           2000
Cash flows from operating activities:
Net loss                                      $  (108,157)  $ (148,555)
  Adjustments to reconcile net loss to net
    cash flows from operating activities:
      Depreciation                                  9,669        6,196
      Amortization                                  1,439        1,621
      Allowance for doubtful accounts               5,000        4,500
    Inventory valuation allowance                  20,000       60,000
      Gain on sale of fixed asset                    (600)           -
      Imputed interest on convertible debenture     5,611            -
      Decrease (increase) in:
        Accounts receivable - trade               (99,013)      47,572
        Inventories                                (5,746)     (11,480)
        Prepaid expense                             2,603        1,377
      Other assets                                      -         (821)
    Increase (decrease) in accounts payable
      and accrued expenses                         38,017       67,543

      Net cash used by operating activities      (131,177)      27,953

Cash flows from investing activities:
  Purchase of fixed assets                         (1,909)     (6,500)
  Proceeds from sale of fixed asset                   600           -
  Incurrence of patent costs                        2,903      (1,475)

      Net cash used by investing activities         1,594      (7,975)

Cash flows from financing activities:
Proceeds from convertible debenture and
  common stock                                    150,000           -
  Offering costs                                   (9,100)          -
  Net borrowings on notes payable - stockholders    2,100           -
Payment of long-term debt                         (13,930)    (17,979)

    Net cash provided by financing activities     129,070     (17,979)

Increase (decrease) in cash                          (513)      1,999

Cash, beginning of year                             5,513       3,514

Cash, end of year                               $   5,000  $    5,513


 The accompanying notes are an integral part of these financial statements.

              CENTURY CONTROLS INTERNATIONAL, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


1. Summary of Significant Accounting Policies

   Nature of Business

   The Company was incorporated March 15, 1984 under the laws of the State of Utah. In July 1991 the Company changed its name to Century Controls International, Inc. On July 25, 1991, the Company acquired, as a wholly-owned subsidiary, Century Controls, Inc. Century Controls, Inc. was incorporated February 3, 1977 under the laws of the State of Minnesota.

   All operations are carried out through Century Controls, Inc.
   Century Controls International, Inc. acts merely as a holding company.

   Century Controls, Inc. develops, manufactures and markets proprietary lines of microprocessor-based oxygen control, boiler loading control, multiple boiler control, and compressor control systems used in industrial and commercial applications.

   Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Century Controls, Inc. All intercompany transactions and balances have been eliminated in consolidation.

   Comprehensive Income

   SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the years and periods February 28, 2001 and February 29, 2000, net income and comprehensive income were equivalent.


                           (Continued)

              CENTURY CONTROLS INTERNATIONAL, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      YEARS ENDED FEBRUARY  28, 2001 AND FEBRUARY 29, 2000

1. Summary of Significant Accounting Policies (Continued)

   Fair Value of Financial Instruments

     All of the Company's financial instruments are nonderivative. A summary of the fair value of the Company's financial instruments and the methods and significant assumptions used to estimate those values is as follows:

     Short-Term Financial Instruments

     The fair value of short-term financial instruments, including cash and cash equivalents, trade accounts receivable and payable and certain accrued liabilities, approximates their carrying amounts in the financial statements due to the short maturity of such instruments.

     Notes Payable and Long-Term Debt

     The fair value of the variable rate term note payable approximates their carrying amount since the currently effective rates reflect market rates. It is not practicable to estimate the fair value of notes payable - stockholders.

   Cash and Cash Equivalents

   The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

   Inventories

   Inventories are stated at the lower of cost or market, principally applying the first-in, first-out (FIFO) method.

   Fixed Assets

           Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

                           (Continued)

              CENTURY CONTROLS INTERNATIONAL, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


1. Summary of Significant Accounting Policies (Continued)

   Intangible Assets

   Costs incurred obtaining patents on the Company's proprietary products are recorded at cost and amortized over the life of the patents, generally 20 years.

   Long-Lived Assets

   In accordance with SFAS 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. Management determined that no impairment of long-lived assets existed at February 28, 2001 or February 29, 2000.

   Earnings Per Share

   The Company has implemented FASB 128: Earnings Per Share. Accordingly, earnings per share (EPS) information for prior periods has been restated to conform with FASB 128. FASB 128 replaces the presentation of primary EPS with basic EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution from stock options and is computed using the treasury stock method. Under the treasury stock method stock options are assumed to have been exercised at the beginning of the period if the average market price exceeds the exercise price during the period. The computation of diluted EPS does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share.


                           (Continued)

                       INTERNATIONAL, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED FEBRUARY 28, 2001


1. Summary of Significant Accounting Policies (Continued)

   Earnings Per Share (Continued)
                                                2001          2000

     Weighted-average shares for basic EPS   $ 4,019,799  $ 3,863,635
     Incremental shares from assumed
       exercise of options and warrants                -        17,06
1

     Adjusted weighted-average shares
       for diluted EPS                       $ 4,019,799    3,880,696

     Loss available to common stockholders   $  (108,157) $  (148,555)

   Income Taxes

   The Company has implemented FASB 109: Accounting for Income Taxes. Timing differences relate to the allowance for doubtful accounts and assumed expenses not currently deductible. The tax effects of these temporary differences and net operating loss carryforwards give rise to significant deferred tax assets. FASB 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized (see Note 10).

   The Company and its wholly-owned subsidiary, Century
   Controls, Inc., file separate income tax returns. All operating results have historically been filed under Century
   Controls, Inc.

   Concentrations and Uncertainties

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                           (Continued)

                       INTERNATIONAL, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED FEBRUARY 28, 2001


1. Summary of Significant Accounting Policies (Continued)

   Concentrations and Uncertainties (Continued)

      Cash Concentrations

      The Company maintains its cash balances at one financial institution. At times, the balances may exceed federally insured limits of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances.

      Accounts Receivable

      Accounts receivable are unsecured. Orders greater than $20,000 typically require a twenty-five percent (25%) down payment. The estimated loss that management believes is probable is included in the allowance for doubtful accounts. While the ultimate loss may differ, management believes that any additional loss will not have a material impact on the Company's financial position. Due to uncertainties in the settlement process, however, it is at least reasonably possible that management's estimate will change during the next year. That amount cannot be estimated.

      A receivable from a large customer totaled 36.4% of accounts receivable at February 29, 2000. This receivable was paid subsequent to year end.

      Inventory

      As is disclosed in Note 3, $95,000 or 57.5% of inventory at February 28, 2001 and $80,000 or 50.2% of inventory at February 29, 2000 is repair and/or slow moving inventory. This inventory is not currently used in production.
      Repair inventory is utilized as maintenance and service is performed on older models of the Company's products. Management recorded a valuation allowance of $80,000 in 2001 and $60,000 in 2000 against any unrecoverable amounts. Due to uncertainties in the business cycle, however, it is at least reasonably possible that management's estimate will change during the next year. That amount cannot be estimated.

                           (Continued)

                       INTERNATIONAL, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED FEBRUARY 28, 2001


1. Summary of Significant Accounting Policies (Continued)

   Concentrations and Uncertainties (Continued)

      Major Customer

      One customer accounted for 12.7% of the Company's sales in 2001. Three customers accounted for 33.7% of sales in 2000.

      Continued Existence

      The Company's recurring losses and stockholders' deficit raise concern over the Company's ability to continue in existence. Management's plans in regards to continued existence are discussed in Note 2.

   Advertising

   Advertising expenses are recognized in the period incurred.
   Advertising expenses totaled $7,641 in 2001 and $3,125 in 2000.


2. Continued Existence

   The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates the continuance of the Company as a going concern. The Company has experienced recurring operating losses and operating cash flow deficits since 1993. Capital raised from common stock offerings has provided the financial support necessary for the Company to satisfy its obligations. The Company's ability to continue in existence is dependent upon obtaining adequate financing and achieving profitable operations. The Company is presently trying to raise additional monies through a private placement of its common stock (see Note 9). Management is also expanding its product line with a new low cost microprocessor controller for smaller boilers and a sequencer program for air compressors which are expected to generate additional profitable sales. The Company's efforts to attain profitability remains uncertain; accordingly, it is not known whether the Company can continue to satisfy its obligations. The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

                       INTERNATIONAL, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED FEBRUARY 28, 2001


3. Inventories

   Inventories consisted of the following:

                                               2001        2000

      Current inventory:
        Raw materials and work in process   $  70,145   $  79,399

      Long-term inventory:
        Repair / slow moving inventory         95,000      80,000
        Less valuation allowance (see Note 1)  80,000      60,000
                                               15,000      20,000

                                            $  85,145   $  99,399


4. Fixed Assets

   Fixed assets consisted of the following:
                                               2001        2000

     Automobiles                          $  33,202   $  45,212
     Furniture and equipment                 18,485      16,577

                                          $  51,687   $  61,789

   Depreciation expense was $9,669 in 2001 and $6,196 in 2000.

5. Accounts Payable

   Accounts payable in the accompanying financial statements includes:

   * $13,515 in 2001 and $12,116 in 2000 borrowed on credit cards bearing interest at 20.43% to 23.93% per annum.

   *    $58,162 in 2001 and $36,693 in 2000 borrowed from an
        employee on which the Company pays the interest on the employee's underlying credit card indebtedness at 12.5% per annum.

                       INTERNATIONAL, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED FEBRUARY 28, 2001


6. Long-Term Debt
                                                   2001      2000

   Long-term debt consisted of the following:

      Note payable - bank, payable in monthly
        installments of $1,900 including
        interest at bank rate plus 2% (11.5% at
        February 28, 2001).  Maturing July 2001.
        Secured by all corporate assets and
        subordination of notes payable -
        stockholders.                           $   5,046   $  28,657

      Note payable - bank, payable in monthly
        installments of $412 including
        interest at 10.12%, secured by
        automobile, final payment
        February 2004.                             12,361      16,195

      Convertible note payable (See Note 9)-
        stated interest of 12%, interest payable
        monthly in installments of $1,000,
        imputed interest at 25%, balloon payment
        due July 1, 2002, unsecured.               85,611          -
                                                  103,018     44,852

      Less current portion                          8,879     32,117

                                                $  94,139  $  12,735

   Maturities of long-term debt are as follows:

      Years ending February 28,

        2001                                $   8,879
        2002                                   89,460
        2003                                    4,679

                                            $ 103,018

                       INTERNATIONAL, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED FEBRUARY 28, 2001


7. Lease

   In June 1999, the Company entered into an office lease agreement which calls for monthly payments of $821 plus common area expense through August 31, 2002. Minimum payments due under this lease are as follows:

      Years ended February 28:
        2002               $ 9,852
        2003               $ 4,926

   Rent expense charged to operations was $15,594 in 2001 and $16,755 in 2000.


8. Note Payable - Stockholders

   Activity relating to the notes payable - stockholders is as follows:
                                                 2001      2000

      Beginning of year                    $  23,000  $  23,000
      Borrowings                               3,100          -
      Repayments                              (1,000)         -

      End of year                          $  25,100  $  23,000

   These loans are unsecured, due on demand and bear interest at rates from -0-% to 10%. Interest expense relating to these loans was $1,562 in 2001 and $1,796 in 2000. Accrued interest was $7,322 and $5,760 at February 28, 2001 and February 29, 2000, respectively.

   Repayment of $17,000 of these notes payable - stockholders is subordinated to the note payable - bank (see Note 6).

                       INTERNATIONAL, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED FEBRUARY 28, 2001


9. Stockholders' Equity

   Convertible Note Payable:

   The convertible note payable is convertible into shares of the Company's common stock at $.25 per share at the option of the holder at any time before the notes maturity on July 1, 2002. The Company has the option to pay back the debenture early, however, the note holder has the option of resubmitting the funds and converting these monies into the Company's common stock at $.25 per share at any time through July 1, 2002.

   Stock Offering:

   At its March 17, 2000 Board Meeting The Company authorized the sale of up to 2,800,000 shares of its common stock at $.25 per share through a private placement. Monies raised, net of offering costs, will be used to fund: marketing; the hiring of a sales executive; and working capital needs. The Company agreed to issue warrants to a brokerage house assisting with this private placement to purchase one share of the Company's common stock for each ten shares sold in this offering. The warrants will be exercisable at $.32 per share during a four-year period beginning one year from the date of sale.

   Warrants:

   Warrants to purchase 10,000 common shares at $.25 per share for three years were issue to four members of the Board of Directors as compensation for their services as directors (40,000 shares in aggregate). The warrants have been extended to May 22, 2003.

   Warrants to purchase 108,750 shares for $.25 per share were issued to a business development consultant in connection with the August 1995 Private Placement. Additionally, warrants to purchase 64,000 shares for $.25 per share were issued to the consultant in consideration for other services rendered. The warrants have been extended to August 1, 2002.

   Warrants to purchase 34,000 shares of common stock for $.18 per share for five years were issued to an employee. The warrants are due to expire February 19, 2003.


                           (Continued)

                       INTERNATIONAL, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED FEBRUARY 28, 2001


9. Stockholders' Equity (Continued)

   Warrants: (Continued)

   Warrants to purchase 6,000 shares of common stock for $.10 per share for three years were issued to an employee. The warrants are due to expire May 22, 2003.

   Warrants to purchase 400,000 shares of common stock for $.25 per share for two years were issued in conjunction with the convertible debenture. The warrants expire July 1, 2004.

   The Company is obligated to issue a warrant to the brokerage house that assisted it with its private placement to purchase
   20,000 shares of the Company's common stock at $.32 per share and exercisable through January 10, 2006.


10.   Income Taxes

The Company and its wholly-owned subsidiary, Century Controls, Inc., file separate income tax returns. All operating results have historically been filed under Century Controls, Inc.

Income taxes consisted of the following at:

                                           2001            2000

      Current:
        Federal                         $        -    $       -
        State                                    -            -
        State minimum fee                     (100)        (100)
                                              (100)        (100)
      Deferred:
        Federal                                  -            -
        State                                    -            -
                                                 -            -

      Income tax benefit (expense)       $    (100)   $    (100)


                           (Continued)

                       INTERNATIONAL, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED FEBRUARY 28, 2001


10.   Income Taxes (Continued)

   The reconciliation between expected federal income tax rates is as follows:
                                           2001
2000
                                 Amount   Percent      Amount    Percent

      Expected federal tax     $  36,700    34.0 %   $  50,500   34.0 %
      Surtax exemption           (11,700)  (10.8)       (9,300)  (6.3)
      State income tax, net
        of federal tax
        benefit                    3,000     2.7         2,000    1.3
      Valuation and utilization
        of deferred tax assets
        and carryforwards        (28,000)  (25.9)      (43,200) (28.9)
      State minimum fee             (100)    (.1)         (100)   (.1)

                               $    (100)    (.1)%   $    (100)   (.1)%

   Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109, and consisted of the following:
                                            2001       2000
      Deferred tax assets:
        Allowance for doubtful accounts   $   3,400  $   1,700
        Inventory valuation allowance        27,000     20,500
        Vacation accrual                          -        200
Intangible assets                            39,000     39,000
        Warranty accrual                      1,000      1,000
        Carryforwards                       330,000    299,000
      Gross deferred tax asset              400,400    361,400
      Valuation allowance                  (399,400)  (359,500)
      Net deferred tax asset                  1,000      1,900
      Deferred tax liability:
        Accumulated depreciation             (1,000)    (1,900)

      Net deferred tax asset (liability)  $       -  $       -


                           (Continued)

              CENTURY CONTROLS INTERNATIONAL, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


10.   Income Taxes (Continued)

   At February 28, 2001, the Company's wholly-owned subsidiary,
   Century Controls, Inc. has carryforwards available to offset its future taxable income as follows:
                                                 Federal
State
                               Regular NOL  Credits         NOL

      2003                     $  16,000   $   9,200  $  48,000
      2004                        45,000        -        45,000
      2005                        31,000        -        31,000
      2006                        22,000        -        11,000
      2007                        30,000        -        12,000
      2008                       184,000        -        76,000
      2009                        95,000        -        45,000
      2010                           -          -             -
      2011                        61,000        -        30,000
      2012                       125,000        -        66,000
      2013                       106,000        -        49,000
      2014                          -           -             -
      2015                        67,000        -        61,000
      2016                        83,000        -        83,000

                               $ 865,000   $   9,200  $ 557,000


   The Company annually assesses its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards to determine which deferred tax assets are more likely than not to be utilized. The valuation allowance is maintained on deferred tax assets which the Company has not determined to be more likely than not realized at this time.


11.   Supplemental Cash Flow Disclosures


      February 28,
                                           2001        2000

     Interest paid                      $   21,133  $    9,455

     Income taxes paid                  $      100  $      100

   Non cash activity:
      In February 2000, the Company incurred indebtedness totaling $16,195 towards the purchase of an automobile.