Form 10QSB
period 2001-03-31
CENTURY CONTROLS INC
filed 2001-07-18
CIK 1100732

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2001

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

                           FORM 10-QSB
              CENTURY CONTROLS INTERNATIONAL, INC.

                              INDEX
                                                       Page
PART I.   Financial Information                           3

          Balance  Sheets as of May  31,  2001  and       4
          February 28, 2001

          Statements  of Operations for  the  Three       6
          Months Ended
          May 31, 2001 and 2000

          Statements  of Cash Flows for  the  Three       7
          Months Ended
          May 31, 2001 and 2000

          Management's Discussion and  Analysis  of       8
          Financial Condition

PART II.  Other Information                               8

          Exhibits and Reports on Form 8-K                8

          Signatures                                      9

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

              CENTURY CONTROLS INTERNATIONAL, INC.

                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)


                                         May 31,   February 28,
                                          2001             2001

                      ASSETS

Current assets:
 Cash                                 $     -      $    5,000
 Accounts receivable, trade,
   net of allowance for doubtful
   accounts of $10,000 and $10,000,
   respectively                           95,341      125,440
 Inventories                              76,319       70,145
 Prepaid expenses                            827        1,827

       Total current assets              172,487      202,412


Fixed assets                               51,687       51,687
 Less accumulated depreciation            32,562       30,962

       Net fixed assets                   19,125       20,725

Other assets:
 Inventories, less valuation allowance of
   $80,000 and $80,000, respectively      15,000       15,000
 Deposit                                     821          821
 Patents, net of accumulated amortization
   of $6,760 and $6,355, respectively     23,120       23,525

       Total other assets                 38,941       39,346






       Total assets                   $  230,553   $  262,483

              CENTURY CONTROLS INTERNATIONAL, INC.

                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)



                                         May 31,   February 28,
                                          2001             2001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt    $    6,350  $    8,879
  Notes payable - stockholders             25,100      25,100
  Bank overdraft                              328           -
  Accounts payable                        175,360     189,025
  Accrued expenses:
    Payroll and related                    24,548      20,190
    Warranty                                3,000       3,000
    Interest                                7,394       7,394
    State minimum fee                         100         100

        Total current liabilities         242,180     253,688


Long-term debt:
  Notes payable, net of current maturities 94,846     94,139

        Total liabilities                 337,026     347,827

Stockholders' equity (deficit):
  Common stock, $.004 par value, 50,000,000
    shares authorized, 4,263,635 issued
    and outstanding                        17,055      17,055
  Additional paid-in capital            1,313,699   1,313,699
  Accumulated deficit                  (1,437,227) (1,416,098)

        Total stockholders'
          equity (deficit)               (106,473)    (85,344)


        Total liabilities and
          stockholders' equity (deficit)$  230,553 $  262,483

              CENTURY CONTROLS INTERNATIONAL, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                        Three Months Ended
                                       May 31,       May 31,
                                         2001         2000
Net sales                            $  131,390   $   89,127

Cost of sales                            39,728       30,573

   Gross profit                          91,662       58,554

Operating expenses                      106,772      108,204

   Operating income (loss)              (15,110)     (49,650)

Other expenses:
  Interest expense                        6,019        3,066

   Net income (loss) before
     income taxes                       (21,129)     (52,716)

Income taxes                              -               -

   Net income (loss)                    (21,129)     (52,716)

Other comprehensive
  income (loss)                           -               -

Comprehensive income (loss)           $ (21,129)  $  (52,716)

Basic earnings per share              $    (.01)  $     (.01)

Weighted-average number of
  shares outstanding                  4,263,635    3,863,635

Diluted earnings per share            $    (.01)  $     (.01)

Weighted-average number of
  shares outstanding                  4,263,635    3,880,696

              CENTURY CONTROLS INTERNATIONAL, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                          Three Months Ended
                                         May 31,      May 31,
                                          2001         2000
Cash flows from operating activities:
  Net income (loss)                  $  (21,129)  $  (52,716)
  Adjustments to reconcile net
    income (loss) to net cash flows
    from operating activities:
      Depreciation                        1,600        1,549
      Amortization                          405          405
      Decrease (increase) in:
        Accounts receivable - trade      30,099      (16,888)
        Inventories                       6,174)         492
        Prepaid expense                   1,000           (1)
     Increase (decrease) in accounts
       payable and accrued expenses      (9,307)      61,269
     Bank overdraft                         328          -

Net cash used by operating activities    (3,178)      (5,890)

Cash flows from investing activities:
  Incurrence of patent costs                -          2,913

Cash flows from financing activities:
  Net borrowings on notes
    payable - stockholders                  -          1,100
  Payment of long-term debt              (1,822)        (831)

Net cash from financing activities       (1,822)         269

Increase (decrease) in cash              (5,000)      (2,708)

Cash, beginning of year                   5,000        5,513

Cash, end of year                     $     -     $    2,805

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION

Results of Operations

Three Months periods Ended May 31, 2001 and 2000

Century had net sales of $131,390 and $89,127 for the fiscal quarters ended May 31, 2001 and 2000, respectively. The increase in sales is primarily a result of increased marketing efforts.

In the three-month period ended May 31, 2001, Century's cost of sales was $39,728 compared to $30,573 for the fiscal quarter ended May 31, 2000. This increase is primarily due to greater sales of product in 2001 as compared to 2000.

Operating expenses for the three-month periods ended May 31, 2001 and 2000, were $106,772 and $108,204, respectively. The cost of operating the business of Century has essentially remained unchanged from the first quarter of fiscal year 2001 to the first
\quarter of fiscal year 2002.

As a result of the foregoing factors, Century realized an operating loss of $15,110 for the three months ended May 31, 2001, as compared to an operating loss of $49,650 for the three months ended May 31, 2000.

Liquidity and Capital Resources

At May 31, 2000, Century had a working capital deficit of $69,693 as compared to a working capital deficit of $51,276 at February
28, 2001.  Century's cash balance at May 31, 2001 was $0.
Century has used cash flow from operations to finance its operating activities during the quarter ended May 31, 2001.

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

PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.  None

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CENTURY CONTROLS INTERNATIONAL,
INC.

Date: July 16, 2001                By: /s/ Leo Christiansen,
                                         Chief Executive and
                                         Financial Officer