Form 10QSB
period 2001-08-31
CENTURY CONTROLS INC
filed 2001-10-12
CIK 1100732

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2001

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

                           FORM 10-QSB
              CENTURY CONTROLS INTERNATIONAL, INC.

                              INDEX
                                                                  Page
PART I.   Financial Information                                     3

          Balance Sheets as of August 31, 2001  and                 4
          February 28, 2001

          Statements of Operations for the Six Months Ended         6
          August 31, 2001 and 2000

          Statements of Cash Flows for the Six Months Ended         7
          August 31, 2001 and 2000

          Management's Discussion and  Analysis  of                 8
          Financial Condition

PART II.  Other Information                                         8

          Exhibits and Reports on Form 8-K                          8

          Signatures                                                9

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

              CENTURY CONTROLS INTERNATIONAL, INC.

                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)



                                        August 31,   February 28,
                                          2001          2001

                      ASSETS

Current assets:
 Cash                                 $    4,621   $    5,000
 Accounts receivable, trade,
   net of allowance for doubtful
   accounts of $10,000 and $10,000,
   respectively                          140,743      125,440
 Inventories                              83,083       70,145
 Prepaid expenses                            326        1,827

       Total current assets              228,773      202,412


Fixed assets                              51,687       51,687
 Less accumulated depreciation            34,162       30,962

       Net fixed assets                   17,525       20,725

Other assets:
 Inventories, less valuation allowance of
   $82,000 and $80,000, respectively      13,000       15,000
 Deposit                                     821          821
 Patents, net of accumulated amortization
   of $7,165 and $6,355, respectively     23,548       23,525

       Total other assets                 37,369       39,346






       Total assets                   $  283,667   $  262,483

              CENTURY CONTROLS INTERNATIONAL, INC.

                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)



                                        August 31, February 28,
                                          2001        2001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt          $   93,193  $    8,879
  Notes payable - stockholders                   25,100      25,100
  Accounts payable                              193,356     189,025
  Accrued expenses:
    Payroll and related                          35,273      20,190
    Warranty                                      3,000       3,000
    Interest                                      8,174       7,394
    State minimum fee                               100         100

        Total current liabilities               358,196     253,688


Long-term debt:
  Notes payable, net of current maturities        6,679      94,139

        Total liabilities                       364,875     347,827

Stockholders' equity (deficit):
  Common stock, $.004 par value, 50,000,000
    shares authorized, 4,263,635 issued
    and outstanding                              17,055      17,055
  Additional paid-in capital                  1,313,699   1,313,699
  Accumulated deficit                        (1,411,962) (1,416,098)

        Total stockholders'
          equity (deficit)                      (81,208)    (85,344)


        Total liabilities and
          stockholders' equity (deficit)     $  283,667  $  262,483

              CENTURY CONTROLS INTERNATIONAL, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Three Months Ended        Six Months Ended
                                 August 31,   August 31,   August 31,   August 31,
                                    2001        2000         2001         2000
Net sales                      $  206,249   $   43,508   $  337,763   $  132,635

Cost of sales                      68,389       11,827      108,119       42,400

      Gross profit                137,860       31,681      229,644       90,235

Operating expenses                100,728      101,206      207,623      209,410

      Operating income (loss)      37,132      (69,525)      22,021     (119,175)

Other expenses:
  Inventory valuation allowance     2,000            -        2,000            -
  Interest expense                  9,866        5,992       15,885        9,058

      Total other expenses         11,866        5,992       17,885        9,058

      Net income (loss) before
        income taxes               25,266      (75,517)       4,136     (128,233)

Income taxes                            -            -            -            -

      Net income (loss)            25,266      (75,517)       4,136     (128,233)

Other comprehensive
  income (loss)                         -            -            -            -

Comprehensive income (loss)    $   25,266   $  (75,517)  $    4,136   $ (128,233)

Basic earnings per share       $      .01   $     (.02)  $        -   $     (.03)

Weighted-average number of
  shares outstanding            4,263,635    4,063,635    4,263,635    3,929,939

Diluted earnings per share     $      .01   $     (.02)  $        -   $     (.03)

Weighted-average number of
  shares outstanding            4,263,635    4,063,635    4,263,635    3,929,939

                   CENTURY CONTROLS INTERNATIONAL, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                Six Months Ended
                                                   August 31,   August 31,
                                                       2001        2000
Cash flows from operating activities:
  Net income (loss)                               $    4,136  $ (128,233)
  Adjustments to reconcile net
    income (loss) to net cash flows
    from operating activities:
      Depreciation                                     3,200       3,098
      Amortization                                       810         810
      Inventory valuation allowance                    2,000           -
      Imputed interest on convertible debenture        5,002           -
      Decrease (increase) in:
        Accounts receivable - trade                  (15,303)    (12,444)
        Inventories                                  (12,938)     (2,597)
        Prepaid expense                                1,501           -
     Increase (decrease) in accounts
       payable and accrued expenses                   18,475       8,787

Net cash used by operating activities                  6,883    (103,691)

Cash flows from investing activities:
  Incurrence of patent costs                            (833)      2,913

Cash flows from financing activities:
  Proceeds from convertible debenture and
    common stock, net                                      -      97,400
  Net borrowings on notes
    payable - stockholders                                 -       1,100
  Payment of long-term debt                           (6,429)     (1,695)

Net cash from financing activities                    (6,429)     96,805

Increase (decrease) in cash                             (379)     (3,973)

Cash, beginning of year                                5,000       5,513

Cash, end of year                                 $    4,621  $    1,540

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION

Results of Operations

Six Months periods Ended August 31, 2001 and 2000

Century had net sales of $337,763 and $132,635 for the six-month periods ended August 31, 2001 and 2000, respectively. The increase in sales is primarily a result of increased marketing efforts.

In the six-month period ended August 31, 2001, Century's cost of sales was $108,119 compared to $42,400 for the fiscal quarter ended August 31, 2000. This increase is primarily due to greater sales of product in 2001 as compared to 2000.

Operating expenses for the six-month periods ended August 31, 2001 and 2000, were $207,623 and $209,410, respectively. The cost of operating the business of Century has essentially remained unchanged from the first six months of fiscal year 2001 to the first six months of fiscal year 2002.

As a result of the foregoing factors, Century realized an operating income of $22,021 for the six months ended August 31, 2001, as compared to an operating loss of $119,175 for the six months ended August 31, 2000.

Liquidity and Capital Resources

At August 31, 2001, Century had a working capital deficit of $129,423 as compared to a working capital deficit of $51,276 at February 28, 2001. Century's cash balance at August 31, 2001 was $4,621. Century has used cash flow from operations to finance its operating activities during the quarter ended August 31, 2001.

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

                              CENTURY CONTROLS INTERNATIONAL,
INC.


Date: October 11, 2001        By:/s/ Leo Christiansen
                              Leo Christiansen, Chief Executive and
                                                 Financial Officer