Form 10QSB
period 2001-11-30
CENTURY CONTROLS INC
filed 2002-01-14
CIK 1100732

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2001 4,263,635 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
              CENTURY CONTROLS INTERNATIONAL, INC.

                              INDEX
                                                              Page
PART I.   Financial Information                                 3

          Balance  Sheets as of November  30,  2001             4
          and February 28, 2001

          Statements  of Operations  for  the  Nine             6
          Months Ended November 30, 2001 and 2000

          Statements  of Cash Flows  for  the  Nine             7
          Months Ended November 30, 2001 and 2000

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

              CENTURY CONTROLS INTERNATIONAL, INC.

                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)



                                        November 30,  February 28,
                                           2001          2001

                      ASSETS

Current assets:
 Cash                                   $      145   $    5,000
 Accounts receivable, trade,
   net of allowance for doubtful
   accounts of $3,600 and $10,000,
   respectively                             37,046      125,440
 Inventories                                91,223       70,145
 Prepaid expenses                              726        1,827
                                           -------      -------
       Total current assets                129,140      202,412
                                           -------      -------

Fixed assets                                51,687       51,687
 Less accumulated depreciation              35,762       30,962
                                           -------      -------
       Net fixed assets                     15,925       20,725
                                           -------      -------
Other assets:
 Inventories, less valuation allowance of
   $84,000 and $80,000, respectively        11,000       15,000
 Deposit                                       821          821
 Patents, net of accumulated amortization
   of $7,570 and $6,355, respectively       23,142       23,525
                                           -------      -------
       Total other assets                   34,963       39,346
                                           -------      -------
       Total assets                     $  180,028   $  262,483
                                           =======      =======

              CENTURY CONTROLS INTERNATIONAL, INC.

                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)



                                        November 30,  February 28,
                                            2001         2001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt    $   98,282  $    8,879
  Notes payable - stockholders             25,100      25,100
  Accounts payable                        176,771     189,025
  Accrued expenses:
    Payroll and related                    23,588      20,190
    Warranty                                3,000       3,000
    Interest                                8,954       7,394
    State minimum fee                         100         100
                                          -------     -------
        Total current liabilities         335,795     253,688
                                          -------     -------

Long-term debt:
  Notes payable, net of current
   maturities                               5,576      94,139
                                          -------     -------
        Total liabilities                 341,371     347,827
                                          -------     -------
Stockholders' equity (deficit):
  Common stock, $.004 par value,
   50,000,000 shares authorized,
   4,263,635 issued and outstanding        17,055      17,055
  Additional paid-in capital            1,313,699   1,313,699
  Accumulated deficit                  (1,492,097) (1,416,098)
                                        ---------   ---------
      Total stockholders'
        equity (deficit)                 (161,343)    (85,344)
                                          -------      ------

      Total liabilities and
       stockholders' equity (deficit) $   180,028  $  262,483
                                          =======     =======

              CENTURY CONTROLS INTERNATIONAL, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS


                              Three Months Ended      Nine Months Ended
                                 November  30,           November 30,
                               2001        2000       2001          2000

Net sales                  $   86,490  $  183,891  $  424,253  $  316,526

Cost of sales                  33,487      54,182     141,605      96,774
                               ------     -------     -------     -------
      Gross profit             53,003     129,709     282,648     219,752

Operating expenses            120,052     115,418     329,912     314,128
                              -------     -------     -------     -------
    Operating income (loss)   (67,049)     14,291     (47,264)    (94,376)
                               ------     -------     -------     -------
Other expenses:
  Inventory valuation allowance 2,000        -          4,000           -
  Interest expense              8,272       8,882      24,735      17,940
                               ------       -----      ------      ------
      Total other expenses     10,272       8,882      28,735      17,940
                               ------       -----      ------      ------
    Net income (loss) before
        income taxes          (77,321)      5,409     (75,999)   (112,316)

Income taxes                        -           -           -           -
                               ------       -----      ------     -------
     Net income (loss)        (77,321)      5,409     (75,999)   (112,316)

Other comprehensive
  income (loss)                     -           -           -           -
                               ------      ------      ------     -------
Comprehensive income (loss) $ (77,321) $    5,409  $  (75,999) $ (112,316)
                               ======      ======      ======     =======
Basic earnings per share    $    (.02) $        -  $     (.02) $     (.03)
                               ======      ======      ======     =======
Weighted-average number of
  shares outstanding        4,263,635   4,063,635   4,263,635   3,974,180
                            =========   =========   =========   =========
Diluted earnings per share  $    (.02) $        -  $     (.02) $     (.03)
                               ======      ======      ======      ======
Weighted-average number of
  shares outstanding        4,263,635   4,063,635   4,263,635   3,974,180
                            =========   =========   =========   =========

                   CENTURY CONTROLS INTERNATIONAL, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                      Nine Months Ended
                                                         November 30,
                                                       2001       2000
Cash flows from operating activities:
  Net income (loss)                               $  (75,999) $ (112,316)
  Adjustments to reconcile net
    income (loss) to net cash flows
    from operating activities:
      Depreciation                                     4,800       4,647
      Amortization                                     1,215       1,215
      Inventory valuation allowance                    4,000           -
      Imputed interest on convertible debenture        7,360           -
      Decrease (increase) in:
        Accounts receivable - trade                   88,394     (31,002)
        Inventories                                  (21,078)    (18,244)
        Prepaid expense                                1,101           -
     Increase (decrease) in accounts
       payable and accrued expenses                   (7,295)     61,250
                                                       -----      ------
Net cash used by operating activities                  2,498     (94,450)
                                                       -----      ------
Cash flows from investing activities:
  Incurrence of patent costs                            (833)          -
  Purchase of fixed assets                                 -        (945)
                                                       -----       -----
Net cash used by investing activities                   (833)       (945)
                                                       -----       -----
Cash flows from financing activities:
  Proceeds from convertible debenture and
    common stock, net                                      -      97,400
  Net borrowings on notes
    payable - stockholders                                 -       2,100
  Payment of long-term debt                           (6,520)     (6,033)
                                                       -----      ------
Net cash from financing activities                    (6,520)     93,467
                                                       -----      ------
Increase (decrease) in cash                           (4,855)     (1,928)

Cash, beginning of year                                5,000       5,513
                                                       -----       -----
Cash, end of year                                 $      145  $    3,585
                                                       =====       =====

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION

Results of Operations

Nine Months periods Ended November 30, 2001 and 2000

Century had net sales of $424,253 and $316,526 for the nine-month periods ended November 30, 2001 and 2000, respectively. The increase in sales is primarily a result of increased marketing efforts.

In the nine-month period ended November 30, 2001, Century's cost of sales was $141,605 compared to $96,774 for the nine-months ended November 30, 2000. This increase is primarily due to greater sales of product in 2001 as compared to 2000.

Operating expenses for the nine-month periods ended November 30, 2001 and 2000, were $329,912 and $314,128, respectively. The cost of operating the business of Century has essentially remained unchanged from the first nine months of fiscal year 2001 to the first nine months of fiscal year 2002. Interest expense for the nine months ended November 30, 2001, was $28,735, compared to $17,940 for the comparable period in 2000.

As a result of the foregoing factors, Century realized a net loss of $75,999 for the nine months ended November 30, 2001, as compared to a net loss of $112,316 for the nine months ended
November 30, 2000.

Liquidity and Capital Resources

At November 30, 2001, Century had a working capital deficit of $206,655 as compared to a working capital deficit of $51,276 at February 28, 2001. Century's cash balance at November 30, 2001 was $145. Century has used cash flow from operations to finance its operating activities during the quarter ended November 30, 2001.

Century's ability to continue in existence is dependent upon obtaining adequate financing and profitable operations. Management is expanding its product line with a new low cost microprocessor controller for smaller boilers and a sequencer program for air compressors, which are expected to generate additional profitable sales. However, the ability of Century to bring its products to market will be hampered as long as Century does not have the working capital necessary to pursue more aggressive marketing. The Company is presently seeking additional equity financing to fund future operations. Century has not identified any sources of debt or equity financing and cannot predict whether any such financing will be available to Century on terms acceptable to Century. The foregoing factors raise substantial doubt about Century's ability to continue as a going concern.

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

                           CENTURY CONTROLS INTERNATIONAL, INC.

Date: January 11, 2001     By: /s/ Leo Christiansen, Chief
                               Executive and Financial Officer