Form 10KSB
period 2002-02-28
CENTURY CONTROLS INC
filed 2002-06-12
CIK 1100732

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 28, 2002, or

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

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues (consisting only of interest income) for its most recent fiscal year: $520,264.

The aggregate market value of voting stock held by non-affiliates: As of the date this report is filed there is no public market for the common stock of the issuer, so the aggregate market value of such stock is $0.

As of February 28, 2002, the Registrant had outstanding 4,263,635 shares of common stock, par value $0.004.

Documents incorporated by reference:  None.

                                        2
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

Products

     Century offers products suitable for a wide variety of boiler system configurations. The following is a list of products and uses.

Product                                   Use
-------                                   ---
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

     Research and development is company-sponsored. Development projects currently in progress are focusing on varying and modifying controls to fit other applications such as refrigeration compressor sequencing and small OEM controls. Research and development is expected to cost approximately $10,000 to $40,000 in 2002.

Marketing

     Century's marketing effort focuses on the operational qualities of its products, compliance with applicable environmental standards imposed by government regulation, and lower costs of fuel consumption and boiler system repairs that will pay for the Century product in a relatively short period of time and then represent real savings to the end user.

     Century currently employs two sales persons who market its products directly to end-users. Century generates product brochures for distribution to its independent sales representatives, boiler system contractors, industrial and commercial boiler system users, and compressor distributors. Century also advertises in trade publications and uses its sales person to respond to prospective customers that respond to the advertisements.

     Century markets its products directly to boiler system manufacturers, who sell Century's products as an add-on to boiler systems sold to end-users. Century currently has sales agreements with two boiler manufacturers, who accounted for approximately 4% of total boiler system sales in the United States in 1998.

     Century has distribution agreements with approximately 18 independent distributors located in the United States. Of the distributors, 16 purchase products directly from Century for resale to end-users. The remaining distributors forward purchase orders to Century made by the end user, so that sales are made by Century and commissions paid to the distributors.

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

     One independent distributor, Energy Products Company, was responsible for 15% of Century's total sales in fiscal year 2002. Century expects this distributor to account for more than 10% of total sales in fiscal year 2003.

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

Employees

     As of February 28, 2002, Century had six employees, none of whom are represented by labor unions. Management considers its relations with its employees to be good.

                        ITEM 2. DESCRIPTION OF PROPERTIES

     The plant and office facilities of Century consist of approximately 1,380 square feet of space in a single building located at 3140 Neil Armstrong Blvd, Suite 226 in Eagan, Minnesota. The facilities are leased at a monthly rate of $1,241, under a lease that expires in June 2003. Management believes that the office space is adequate for Century's anticipated needs for at least the next 12 months.

                            ITEM 3. LEGAL PROCEEDINGS

     Century is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against Century have been threatened.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fiscal quarter ended February 28, 2002.

                                    PART III

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Century trades sporadically in the over-the-counter market. During the years ended February 28, 2002 and 2001, there were no published inter-dealer bid prices for Century's common stock and no meaningful trading activity. As a result, there is no market price information to report. Century cannot predict if or when a trading market in its common stock will develop.

     At February 28, 2002, there were approximately 216 holders of record of the common stock.

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

     Century's goal is to increase industry acceptance and increase sales significantly by concentrating more heavily in sales and marketing. Century's strategy for achieving this goal is to obtain highly qualified marketing individuals (one Regional Manager hired in August 2001) to increase Century's sales and increase its advertising in various trade magazines, emphasizing Century's newest product, the air compressor sequencer. Additionally, Century this year has made further product developments in its communications software, allowing Century's systems to interface with various energy management systems, and minor hardware design modifications that will allow Century to produce a slightly lower cost OEM (original equipment manufacturer) control that can be marketed as a part of the initial sale of various boilers and compressors.

Results of  Operations,  Fiscal  Years Ended  February 28, 2002 and February 28,
2001

     Century Controls International, Inc. ("Century") had net sales of $520,264 and $515,381 for the fiscal years ended February 28, 2002 and February 28, 2001, respectively; which represents a 1% increase. This slight increase is primarily the result of increased marketing efforts. One customer accounted for 15% of Century's sales in 2002 and 12.7% of Century's sales in 2001. Management believes that the net sales in fiscal year 2002 are consistent with historic levels.

     Cost of net sales for the fiscal years ended February 28, 2002 and February 28, 2001 were $170,548 and $169,136, respectively. Such costs, as a percentage of net sales for these periods were 33% and 33%, respectively.

     Operating expenses for the fiscal year ended February 28, 2002 and February 28, 2001 were $461,735 and $413,241, respectively. This represents a 12% increase from 2001. The high cost of operating expenses is attributable to the hiring of additional sales staff.

     Interest expense for the fiscal year ended February 28, 2002 and February 28, 2001 was $51,014 and $21,661, respectively. This 136% increase from 2001 is primarily attributable to increased credit card borrowings. In addition, Century had inventory valuation allowances for the fiscal years ended February 28, 2002 and February 28, 2001 of $26,000 and $20,000, respectively.

     Due to the foregoing, Century experienced a net loss of $199,133 and $108,157 for the years ended February 28, 2002, and February 28, 2001, respectively.

Liquidity and Capital Resources

     At February 28, 2002, Century had a working capital deficit of $316,501 as compared to a working capital deficit of $51,276 at February 28, 2001. The loan from Michael Baghdoian in the amount of $100,000 is due July 1, 2002, and Century lacks the capital necessary to repay this loan. Century is in negotiations with Mr. Baghdoian regarding an extension, but no agreement for extending the loan has yet been reached. These factors and Century's history of recurring losses raise substantial doubt about its ability to continue as a going concern.

     Century's president, director and principal stockholder, Leo Christensen, advanced $38,679 in 2002 and $29,333 in 2001 to cover expenses incurred on Century's behalf, which have not been reimbursed. Furthermore, Mr. Christensen loaned to Century a total of $30,500 from March through May 2002 to meet on-going working capital needs.

     Century's ability to continue in existence is dependent upon obtaining adequate financing and profitable operations. Management is expanding its product line with a new low cost microprocessor controller for smaller boilers and a sequencer program for air compressors, which are expected to generate additional sales. However, the ability of Century to bring its products to market will be hampered as long as Century does not have the working capital necessary to pursue more aggressive marketing. The Company is presently seeking additional equity or debt financing to fund future operations. Century has not identified any sources of debt or equity financing and cannot predict whether any such financing will be available to Century on terms acceptable to Century.

                          ITEM 7. FINANCIAL STATEMENTS

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 13.

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants in the past three years.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

     The following table sets forth the names, ages, and positions with Century for each of the directors and officers.

Name                 Age  Positions (1)                                 Since

Leo Christiansen     70   Chairman of the Board and President            1990

David Brown          58   Senior Research & Development Engineer,        1990
                          and Director

James W. Sampair     69   Director & Secretary                           1990

J. Clinton Shaver    69   Director                                       1990

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

                         ITEM 10. EXECUTIVE COMPENSATION

Annual Compensation

     The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Century for fiscal years ended February 28, 2002, February 28, 2001 and February 28, 1999 of those persons who were either (i) the chief executive officer during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000.


Name and Principal Position                       Annual Compensation
                                                 ---------------------

                                 Year                  Salary ($)

Leo Christiansen                 2002                   $59,800
  Chairman and President         2001                   $59,800
                                 2000                   $59,800

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

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of February 28, 2002, the number and percentage of the 4,263,635 shares of outstanding common stock, which, according to the information supplied to Century, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person, other than an officer or director, who to the knowledge of Century is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                         Common                      Percent
Principal Stockholders                   Shares      Options (1)  of Class (2)

Dr. Michael Baghdoian (3)                526,000       800,000        26.2
13479 Northline
Southgate, MI 48195

Officers and Directors

Leo Christiansen                         816,583          0           19.2
731 Mohican Court
Mendota Heights, MN 55120

David Brown                              131,250       34,000          3.8
PO Box 197
Goodridge, MN 56725

James W. Sampair                         90,000        10,000          2.3
2067 W. Lakeview Blvd., #D-9
North Fort Meyers, FL 33903

J. Clinton Shaver                        152,450       10,000          3.8
6601 Beach Road
Eden Prairie, MN 55346

All Executive officers and              1,190,283      54,000         28.8
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

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Century's president, director and principal stockholder, Leo Christensen, advanced $38,679 in 2002 and $29,333 in 2001 to cover expenses incurred on Century's behalf, which have not been reimbursed. Furthermore, Mr. Christensen loaned to Century a total of $30,500 from March through May 2002 to meet on-going working capital needs.

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

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K Filings

     No reports on Form 8-K were filed in the last fiscal quarter of the year ended February 28, 2002.

Exhibits

  SEC Ref. No.    Title of Document                                  Location
  ------------    -----------------                                  --------
       3.1        Articles of Incorporation                            (1)
       3.2        Bylaws                                               (1)
        4         Debenture issued to Michael Baghdoian                (2)
       10         Lease for Plant and Office                           (1)

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

                              CENTURY CONTROLS INTERNATIONAL, INC.


Date: June 10, 2002                 By:   /s/ Leo Christiansen, President


Date: June 10, 2002                 By:   /s/ James W. Sampair, Secretary

     In accordance with the Exchange Act, this registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: June 10, 2002                      /s/ Leo Christiansen, Director


Date: June 10, 2002                      /s/ James W. Sampair, Director


Date: June 7, 2002                       /s/ David Brown, Director


Date: June 12, 2002                      /s/ J. Clinton Shaver, Director

                                CENTURY CONTROLS
                               INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001


                                TABLE OF CONTENTS

                                                                    Page

Independent Auditors' Report.........................................14


Financial Statements:

  Consolidated Balance Sheets........................................15

  Consolidated Statements of Operations..............................17

  Consolidated Statements of Stockholders'
    Equity (Deficit).................................................18

  Consolidated Statements of Cash Flows..............................19

  Notes to Consolidated Financial Statements.........................20

                     Callahan, Johnston & Associates, LLC
                 Certified Public Accountants and Consultants


                         INDEPENDENT AUDITORS' REPORT

To The Board of Directors
Century Controls International, Inc.
Eagan, Minnesota

We have audited the accompanying consolidated balance sheets of Century Controls International, Inc. as of February 28, 2002 and 2001, and the related statements of operations and, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Controls International, Inc. as of February 28, 2002 and 2001, and the results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
May 30, 2002


            7400 Lyndale Avenue South, Suite 140, Richfield, MN 55423
                   Telephone: (612)861-8970 Fax: (612)861-5827
                          Email: cjacallahan@qwest.net

                     CENTURY CONTROLS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                   Years Ended February 28,
                                                      2002          2001
                                                   ----------    ----------

                       ASSETS

Current assets:
   Cash                                            $     -       $    5,000
   Accounts receivable, trade,
     net of allowance for doubtful
     accounts of $8,000 in 2002 and
     $10,000 in 2001                                   59,887       125,440
   Inventories                                         49,786        70,145
   Prepaid expenses                                       726         1,827
                                                   ----------    ----------

         Total current assets                         110,399       202,412
                                                   ----------    ----------


Fixed assets                                           51,687        51,687
   Less accumulated depreciation                       36,836        30,962
                                                   ----------    ----------

         Net fixed assets                              14,851        20,725
                                                   ----------    ----------


Other assets:
   Inventories, less valuation allowance of
     $106,000 in 2002 and $80,000 in 2001               9,000        15,000
   Deposit                                                821           821
   Patents, net                                        12,031        23,525
                                                   ----------    ----------

         Total other assets                            21,852        39,346
                                                   ----------    ----------





         Total assets                              $  147,102    $  262,483
                                                   ==========    ==========

                                                   Years Ended February 28,
                                                      2002          2001
                                                   ----------    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------

Current liabilities:
   Current portion of long-term debt               $   99,544    $    8,879
   Notes payable - stockholders                        25,100        25,100
   Bank overdraft                                       3,560          -
   Accounts payable                                   216,237       189,025
   Accrued expenses:
     Payroll and related                               69,445        20,190
     Warranty                                           3,000         3,000
     Interest                                           9,914         7,394
     State minimum fee                                    100           100
                                                   ----------    ----------

         Total current liabilities                    426,900       253,688


Long-term debt:
   Notes payable, net of current maturities             4,679        94,139
                                                   ----------    ----------

         Total liabilities                            431,579       347,827
                                                   ----------    ----------


Stockholders' equity (deficit):
   Common stock, $.004 par value, 50,000,000
     shares authorized; issued and
     outstanding 4,263,635 in 2002 and
     4,263,635 in 2001                                 17,055        17,055
   Additional paid-in capital                       1,313,699     1,313,699
   Accumulated deficit                             (1,615,231)   (1,416,098)
                                                   ----------    ----------

         Total stockholders' equity (deficit)        (284,477)      (85,344)
                                                   ----------    ----------

         Total liabilities and
           stockholders' equity (deficit)          $  147,102    $  262,483
                                                   ==========    ==========



                 The accompanying notes are an integral part of
                           these financial statements.

                      CENTURY CONTROLS INTERNATIONAL, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT


                                                   Years Ended February 28,
                                                      2002          2001
                                                   ----------    ----------

Net sales                                          $  520,264    $  515,381

Cost of sales                                         170,548       169,136
                                                   ----------    ----------

         Gross profit                                 349,716       346,245

Operating expenses                                    461,735       413,241
                                                   ----------    ----------

         Operating loss                              (112,019)      (66,996)
                                                   ----------    ----------

Other expenses:
   Inventory valuation allowance                      (26,000)      (20,000)
   Patent valuation allowance                         (10,000)            -
   Interest expense                                   (51,014)      (21,661)
   Gain on sale of fixed assets                             -           600
                                                   ----------    ----------

         Total other income (expense)                 (87,014)      (41,061)
                                                   ----------    ----------

         Net loss before income taxes                (199,033)     (108,057)

Income taxes                                              100           100
                                                   ----------    ----------

         Net loss                                  $ (199,133)   $ (108,157)
                                                   ==========    ==========

Basic earnings per share                           $     (.05)   $     (.03)
                                                   ==========    ==========
   Weighted-average number of
     shares outstanding                             4,263,635     4,019,799
                                                   ==========    ==========

Diluted earnings per share                         $     (.05)   $     (.03)
                                                   ==========    ==========
   Weighted-average number of
     shares outstanding                             4,263,635     4,019,799
                                                   ==========    ==========


                 The accompanying notes are an integral part of
                           these financial statements.

                                    CENTURY CONTROLS INTERNATIONAL, INC.

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                       Common Stock
                                  ----------------------      Additional
                                  Number of                     Paid-In      Accumulated
                                   Shares        Amount         Capital        Deficit          Total
                                  ---------     ---------     -----------    ------------    -----------

Balances, March 1, 2000           3,863,635     $  15,455     $1,254,399     $(1,307,941)     $ (38,087)

July 1, 2000 common stock
  issued as part of
  convertible debt
  issuance at $.10 per
  share, less offering
  costs of $2,600                   200,000           800         16,600             -           17,400

January 10, 2001 common stock
  issuance at $.25 per
  share, less offering
  costs of $6,500                   200,000           800         42,700             -           43,500

Net loss - 2001                         -             -              -          (108,157)      (108,157)
                                  ---------     ---------     -----------    ------------    -----------

Balances, February 28, 2001       4,263,635        17,055      1,313,699      (1,416,098)       (85,344)

Net loss - 2002                      -             -              -             (199,133)      (199,133)
                                  ---------     ---------     -----------    ------------    -----------

Balances, February 28, 2002       4,263,635     $  17,055     $1,313,699     $(1,615,231)     $(284,477)
                                  =========     =========     ===========    ============    ===========


   The accompanying notes are an integral part of these financial statements.

                     CENTURY CONTROLS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Years Ended February 28,
                                                          2002           2001
                                                       ----------    -----------
Cash flows from operating activities:
  Net loss                                             $ (199,133)   $ (108,157)
  Adjustments to reconcile net loss to net cash
    flows from operating activities:
      Depreciation                                          5,874         9,669
      Amortization                                          1,494         1,439
      Allowance for doubtful accounts                      (2,000)        5,000
      Asset valuation allowances                           36,000        20,000
      Gain on sale of fixed asset                             -            (600)
      Imputed interest on convertible debenture             9,378         5,611
      Decrease (increase) in:
        Accounts receivable - trade                        67,553       (99,013)
        Inventories                                           359        (5,746)
        Prepaid expense                                     1,101         2,603
      Increase (decrease) in:
        Bank overdraft                                      3,560           -
      Accounts payable and accrued expenses                78,987        38,017
                                                       ----------    -----------
Net cash used by operating activities                       3,173      (131,177)
                                                       ----------    -----------
Cash flows from investing activities:
  Purchase of fixed assets                                    -          (1,909)
  Proceeds from sale of fixed asset                           -             600
  Incurrence of patent costs                                  -           2,903
                                                       ----------    -----------
Net cash used by investing activities                         -           1,594
                                                       ----------    -----------
Cash flows from financing activities:
  Proceeds from convertible debenture and
    common stock                                              -         150,000
  Offering costs                                              -          (9,100)
  Net borrowings on notes payable - stockholders              -           2,100
  Payment of long-term debt                                (8,173)      (13,930)
                                                       ----------    -----------
Net cash provided by financing activities                  (8,173)      129,070
                                                       ----------    -----------
Increase (decrease) in cash                                (5,000)         (513)

Cash, beginning of year                                     5,000         5,513
                                                       ----------    -----------
Cash, end of year                                      $      -      $    5,000
                                                       ==========    ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                      CENTURY CONTROLS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED FEBRUARY 28, 2002 AND 2001


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

     Comprehensive Income

     SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the years and periods February 28, 2002 and 2001, net income and comprehensive income were equivalent.


                                  (Continued)

                      CENTURY CONTROLS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED FEBRUARY 28, 2002 AND 2001


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

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At February 28, 2002 and 2001, there were no cash equivalents.

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

                     YEARS ENDED FEBRUARY 28, 2002 AND 2001


1.   Summary of Significant Accounting Policies (Continued)

     Intangible Assets

     Costs incurred obtaining patents on the Company's proprietary products are recorded at cost and amortized over the life of the patents, generally 20 years.

     Long-Lived Assets

     In accordance with SFAS 144, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. Management determined that an impairment of patents existed at February 28, 2002 and recorded a valuation allowance at that date.

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


                                  (Continued)

                      CENTURY CONTROLS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED FEBRUARY 28, 2002 AND 2001


1.   Summary of Significant Accounting Policies (Continued)

     Earnings Per Share (Continued)

                                                       2002           2001
                                                    ----------     ----------

       Weighted-average shares for basic EPS         4,263,635      4,019,799

       Incremental shares from assumed
         exercise of options and warrants                 -              -
                                                    ----------     ----------

       Adjusted weighted-average shares
         for diluted EPS                             4,263,635      4,019,799
                                                    ==========     ==========

       Loss available to common stockholders        $ (199,133)    $ (108,157)
                                                    ==========     ==========


     Income Taxes

     The Company has implemented FASB 109: Accounting for Income Taxes. Timing differences relate to the allowance for doubtful accounts and assumed expenses not currently deductible. The tax effects of these temporary differences and net operating loss carryforwards give rise to significant deferred tax assets. FASB 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized (see Note 11).

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

                     YEARS ENDED FEBRUARY 28, 2002 AND 2001


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

          Accounts Receivable

          Accounts receivable are unsecured. Net 10 payment terms are extended. Accounts receivable are considered delinquent after those 10 days. Orders greater than $20,000 typically require a twenty-five percent (25%) down payment. Management periodically reviews its accounts receivable and provides for an allowance for doubtful accounts after analyzing the age of the receivable, payment history and prior experience with the customer. The estimated loss that management believes is probable is included in the allowance for doubtful accounts. While the ultimate loss may differ, management believes that any additional loss will not have a material impact on the Company's financial position. Due to uncertainties in the settlement process, however, it is at least reasonably possible that management's estimate will change during the next year. That amount cannot be estimated.

          A  receivable  from  a  large  customer   totaled  36.4%  of  accounts
          receivable at February 29, 2000. This receivable was paid subsequent to year end. No such concentration existed at February 28, 2002.

          Inventory

          As is disclosed in Note 3, $115,000 or 69.8% of inventory at February 28, 2002 and $95,000 or 57.5% of inventory at February 28, 2001 is repair inventory. This repair inventory is not currently used in production. Repair inventory is utilized as maintenance and service is performed on older models of the Company's products. Management has recorded a valuation allowance against this repair inventory for any unrecoverable amounts based on a review of fiscal year 2002 and 2001 usage. Due to uncertainties in the business cycle, however, it is at least reasonably possible that management's estimate will change during the next year. That amount cannot be estimated.

                                  (Continued)

                      CENTURY CONTROLS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED FEBRUARY 28, 2002 AND 2001


1.   Summary of Significant Accounting Policies (Continued)

     Concentrations and Uncertainties (Continued)

          Major Customer

          One customers accounted for 14.5% of the Company's sales in 2002. One customer accounted for 12.7% of sales in 2001.

          Continued Existence

          The Company's recurring losses and stockholders' deficit raise concern over the Company's ability to continue in existence. Management's plans in regards to continued existence are discussed in Note 2.

     Advertising

     Advertising expenses are recognized in the period incurred. Advertising expenses totaled $6,299 in 2002 and $7,641 in 2001.


2.   Continued Existence

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates the continuance of the Company as a going concern. The Company has experienced recurring operating losses and operating cash flow deficits since 1993. Capital raised from common stock offerings and borrowings has provided the financial support necessary for the Company to satisfy its obligations. The Company's ability to continue in existence is dependent upon obtaining adequate financing and obtaining profitable operations. Management is expanding its product line with a new low cost microprocessor controller for smaller boilers and a sequencer program for air compressors which are expected to generate additional profitable sales. The Company's efforts to attain profitability remains uncertain; accordingly, it is not known whether the Company can continue to satisfy its obligations. The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                  (Continued)

                      CENTURY CONTROLS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED FEBRUARY 28, 2002 AND 2001


3.   Inventories

     Inventories consisted of the following:

                                                        2002            2001
                                                      ---------      ---------

        Current inventory:
          Raw materials and work in process           $  49,786      $  70,145
                                                      ---------      ---------

        Long-term inventory:
          Repair inventory                              115,000         95,000
          Less valuation allowance (see Note 1)         106,000         80,000
                                                      ---------      ---------
                                                          9,000         15,000
                                                      ---------      ---------

                                                      $  58,786      $  85,145
                                                      =========      =========

4.   Fixed Assets

     Fixed assets consisted of the following:
                                                        2002            2001
                                                      ---------      ---------

       Automobiles                                    $  33,202      $  33,202
       Furniture and equipment                           18,485         18,485
                                                      ---------      ---------

                                                      $  51,687      $  51,687
                                                      =========      =========

     Depreciation expense was $5,874 in fiscal year in 2002 and $9,669 in 2001.

5.   Patents

     Patents consisted of the following at February 28:

                                                       2002             2001
                                                     ---------       ---------

        Patents                                      $  29,880       $  29,880
        Accumulated amortization                        (7,849)         (6,355)
        Reserve for impairment                         (10,000)            -
                                                     ---------       ---------

                                                     $  12,031       $  23,525
                                                     =========       =========

                                  (Continued)

6.   Accounts Payable

     Accounts payable in the accompanying financial statements includes:

        $30,772 in 2002 and $13,515 in 2001 borrowed on credit cards bearing interest at 12.57% to 24.82% 2002 per annum.

        $59,680 in 2002 and $58,162 in 2001 borrowed from an employee on which the Company pays the interest on the employee's underlying credit card indebtedness at 12.5% per annum.

        $38,679 in 2002 and $29,333 in 2001 due the Company's president for unreimbursed expenses incurred on the Company's behalf.


7.   Note Payable - Stockholders

     Activity relating to the notes payable - stockholders is as follows:
                                                       2002            2001
                                                     ---------      ---------

        Beginning of year                            $  25,100      $  23,000
        Borrowings                                         -            3,100
        Repayments                                         -           (1,000)
                                                     ---------      ---------

        End of year                                  $  25,100      $  25,100
                                                     =========      =========

     These loans are unsecured, due on demand and bear interest at rates from -0-% to 10%. Interest expense relating to these loans was $1,520 in 2002 and $1,562 in 2001. Accrued interest was $8,842 in 2002 and $7,322 in 2001.

     Repayment of $17,000 of these notes payable - stockholders was subordinated to the note payable - bank (see Note 6).

                                  (Continued)

                      CENTURY CONTROLS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED FEBRUARY 28, 2002 AND 2001


8.   Long-Term Debt
                                                           2002        2001
                                                         ---------   ---------

     Long-term debt consisted of the following:

        Convertible note payable, (see Note 9)-
          stated interest of 12%, interest payable
          monthly in installments of $1,000,
          imputed interest at 25%, balloon payment
          due July 1, 2002, unsecured.                   $  94,988   $  85,611

        Note payable - bank, payable in monthly
          installments of $412 including
          interest at 10.12%, secured by
          automobile, final payment
          February 2004.                                     9,235      12,361

        Note payable - bank, payable in monthly
          installments of $1,900 including
          interest at bank rate plus 2%.
          Matured July 2001.  Secured by all
          corporate assets and subordination
          of notes payable - stockholders.                     -         5,046
                                                         ---------   ---------
                                                           104,223     103,018
        Less current portion                                 4,679       8,879
                                                         ---------   ---------

                                                         $  99,544   $  94,139
                                                         =========   =========

     Maturities of long-term debt are as follows:

        Years ending February 28,
          2004                                           $  99,544
          2005                                               4,679
                                                         ---------

                                                         $ 104,223

9.   Lease

     In June 1999, the Company entered into an office lease agreement which calls for monthly payments of $821 plus common area expense through August 31, 2002. Minimum payments due under this lease are as follows:

        Years ended February 28:
          2002                     $ 9,852

     Rent expense charged to operations was $15,793 in 2002 and $15,594 in 2001.

                                  (Continued)

                      CENTURY CONTROLS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED FEBRUARY 28, 2002 AND 2001


10.  Stockholders' Equity

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

     Warrants:

     Warrants to purchase 10,000 common shares at $.25 per share for three years were issued to four members of the Board of Directors as compensation for their services as directors (40,000 shares in aggregate). The warrants have been extended to May 22, 2003.

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

                                  (Continued)

                      CENTURY CONTROLS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED FEBRUARY 28, 2002 AND 2001


10.  Stockholders' Equity (Continued)

     Warrants:  (Continued)

     Warrants to purchase 6,000 shares of common stock for $.10 her share for three years were issued to an employee. The warrants are due to expire May 22, 2003.

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


11.  Income Taxes

     The Company and its wholly-owned subsidiary, Century Controls, Inc., file separate income tax returns. All operating results have historically been filed under Century Controls, Inc.

     Income taxes consisted of the following at:

                                                           February 28,
                                                       2002            2001
                                                     ---------       --------

        Current:
          Federal                                    $    -          $   -
          State                                           -              -
          State minimum fee                               (100)          (100)
                                                     ---------       --------
                                                          (100)          (100)
                                                     ---------       --------
        Deferred:
          Federal                                         -              -
          State                                           -              -
                                                     ---------       --------
                                                          -              -
                                                     ---------       --------

        Income tax benefit (expense)                 $    (100)     $    (100)
                                                     =========      =========

                      CENTURY CONTROLS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED FEBRUARY 28, 2002 AND 2001


11.  Income Taxes (Continued)

     The reconciliation between expected federal income tax rates is as follows:

                                          2002                   2001
                                   -------------------    -------------------
                                   Amount      Percent    Amount      Percent
                                   ----------  -------    ----------  -------
       Expected federal tax        $  67,700     34.0%    $  36,700     34.0%
       Surtax exemption               (4,200)    (2.1)      (11,700)   (10.8)
       State income tax, net
         of federal tax
         benefit                       4,400      2.2         3,000      2.7
       Valuation and utilization
         of deferred tax assets
         and carryforwards           (67,900)   (34.1)      (28,000)   (25.9)
       State minimum fee                (100)      -           (100)     (.1)
                                   ----------  -------    ----------  -------

                                   $    (100)      - %    $    (100)     (.1)%
                                   ==========  =======    ==========  =======


     Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109, and consisted of the following:

                                                        2002           2001
                                                      ---------     ---------
        Deferred tax assets:
          Allowance for doubtful accounts             $   2,700     $   3,400
          Inventory valuation allowance                  36,000        27,000
          Patent valuation allowance                      3,400          -
          Intangible assets                              39,000        39,000
          Warranty accrual                                1,000         1,000
          Carryforwards                                 386,000       330,000
                                                      ---------     ---------
        Gross deferred tax asset                        468,100       400,400
        Valuation allowance                            (466,100)     (399,400)
                                                      ---------     ---------
        Net deferred tax asset                            2,000         1,000
        Deferred tax liability:
          Accumulated depreciation                       (2,000)       (1,000)
                                                      ---------     ---------
        Net deferred tax asset (liability)            $    -        $    -
                                                      =========     =========

                      CENTURY CONTROLS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED FEBRUARY 28, 2002 AND 2001


11.  Income Taxes (Continued)

     At February 28, 2001, the Company's wholly-owned subsidiary, Century Controls, Inc. has carryforwards available to offset its future taxable income as follows:

                                                      Federal          State
                                                        NOL             NOL
                                                     ----------      ---------

        2003                                         $   16,000      $  48,000
        2004                                             45,000         45,000
        2005                                             31,000         31,000
        2006                                             22,000         11,000
        2007                                             30,000         12,000
        2008                                            184,000         76,000
        2009                                             95,000         45,000
        2010                                                -              -
        2011                                             61,000         30,000
        2012                                            125,000         66,000
        2013                                            106,000         49,000
        2014                                                -              -
        2015                                             67,000         61,000
        2016                                             81,000         78,000
        2017                                            149,000        149,000
                                                     ----------      ---------

                                                     $1,012,000      $ 701,000
                                                     ==========      =========

     The Company annually assesses its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards to determine which deferred tax assets are more likely than not to be utilized. The valuation allowance is maintained on deferred tax assets which the Company has not determined to be more likely than not realized at this time.


11.  Supplemental Cash Flow Disclosures

                                                        February 28,
                                               -----------------------------
                                                  2002                2001
                                               ---------           ---------

       Interest paid                           $  39,116           $  21,133
                                               =========           =========

       Income taxes paid                       $     100           $     100
                                               =========           =========

                      CENTURY CONTROLS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED FEBRUARY 28, 2002 AND 2001


12.  Subsequent Events

     In March, April and May 2002, the Company's president loaned the Company $30,500 to meet on-going working capital needs.

     In May 2002, the Company committed to issue 200,000 shares of its common stock for $200.