Form 10QSB
period 2002-05-31
CENTURY CONTROLS INC
filed 2002-07-15
CIK 1100732

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 2002 4,263,635 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                                   FORM 10-QSB
                      CENTURY CONTROLS INTERNATIONAL, INC.

                                      INDEX

                                                                        Page
PART I.       Financial Information                                      3

              Balance  Sheets  as of May 31,  2002 and  February         4
              28, 2002

              Statements  of  Operations  for the  Three  Months         6
              Ended May 31, 2002 and 2001

              Statements  of Cash  Flows  for the  Three  Months         7
              Ended May 31, 2002 and 2001

              Management's  Discussion and Analysis of Financial         8
              Condition

PART II.      Other Information                                          9

              Exhibits and Reports on Form 8-K                           9

              Signatures                                                 9

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

                     CENTURY CONTROLS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                      May 31,    February 28,
                    ASSETS                             2002         2002
                    ------                          ----------   ----------
Current assets:
   Cash                                             $        -   $        -
   Accounts receivable, trade,
     net of allowance for doubtful
     accounts of $8,000                                 53,365       59,887
   Inventories                                          48,138       49,786
   Prepaid expenses                                        226          726
                                                    ----------   ----------

         Total current assets                          101,729      110,399
                                                    ----------   ----------


Fixed assets                                            51,687       51,687
   Less accumulated depreciation                        38,175       36,836
                                                    ----------   ----------

         Net fixed assets                               13,512       14,851
                                                    ----------   ----------


Other assets:
   Inventories, less valuation allowance of
     $108,000 and $106,000                               7,000        9,000
   Deposit                                                 821          821
   Patents, net                                         11,657       12,031
                                                    ----------   ----------

         Total other assets                             19,478       21,852
                                                    ----------   ----------







         Total assets                                $ 134,719   $  147,102
                                                     =========   ==========

                                                      May 31,    February 28,
                                                       2002         2002
                                                    ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current portion of long-term debt                 $ 99,419    $   99,544
   Notes payable - stockholders                        55,600        25,100
   Bank overdraft                                       2,454         3,560
   Accounts payable                                   216,339       216,237
   Accrued expenses:
     Payroll and related                               98,927        69,445
     Warranty                                           3,000         3,000
     Interest                                          10,694         9,914
     State minimum fee                                    100           100
                                                   ----------    ----------

         Total current liabilities                    486,533       426,900


Long-term debt:
   Notes payable, net of current maturities             4,071         4,679
                                                   -----------   ----------

         Total liabilities                            490,604       431,579
                                                   -----------   ----------


Stockholders' equity (deficit):
   Common stock, $.004 par value, 50,000,000
     shares authorized; issued and
     outstanding 4,263,635 in 2002 and
     4,263,635 in 2002                                 17,055        17,055
   Additional paid-in capital                       1,313,699     1,313,699
   Accumulated deficit                             (1,686,639)   (1,615,231)
                                                   ----------    ----------

         Total stockholders' equity (deficit)        (355,885)     (284,477)
                                                   -----------   ----------



         Total liabilities and
           stockholders' equity (deficit)           $ 134,719    $  147,102
                                                    =========    ==========

                     CENTURY CONTROLS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months Ended
                                            -----------------------
                                            May 31,          May 31,
                                             2002             2001
                                          ----------       ----------

Net sales                                 $   72,217      $  131,390

Cost of sales                                 25,293          39,728
                                          ----------      ----------
   Gross profit                               46,924          91,662

Operating expenses                           104,238         106,772
                                          ----------      ----------
   Operating income (loss)                   (57,314)        (15,110)
                                          ----------      ----------
Other expenses:
  Interest expense                             4,094           6,019
                                          ----------      ----------
   Net income (loss) before
     income taxes                            (61,408)        (21,129)

Income taxes                                       -               -
                                          ----------      ----------
   Net income (loss)                         (61,408)        (21,129)

Other comprehensive
  income (loss)                                    -               -
                                          ----------      ----------
Comprehensive income (loss)               $  (61,408)     $  (21,129)
                                          ==========      ==========
Basic earnings per share                  $     (.01)     $     (.01)
                                          ==========      ==========
Weighted-average number of
  shares outstanding                       4,263,635       4,263,635
                                          ==========      ==========
Diluted earnings per share                $     (.01)     $     (.01)
                                          ==========      ==========
Weighted-average number of
  shares outstanding                       4,263,635       4,263,635
                                          ==========      ==========

                     CENTURY CONTROLS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                              Three Months Ended
                                            May 31,          May 31,
                                             2002             2001
                                          ----------      ------------
Cash flows from operating activities:
  Net income (loss)                       $  (61,408)     $  (21,129)
  Adjustments to reconcile net
    income (loss) to net cash flows
    from operating activities:
      Depreciation                             1,339           1,600
      Amortization                               374             405
      Inventory valuation allowance            2,000         -
      Decrease (increase) in:
        Accounts receivable - trade            6,522          30,099
        Inventories                            1,648          (6,174)
        Prepaid expense                          500           1,000
     Increase (decrease) in accounts
       payable and accrued expenses           20,364          (9,307)
     Bank overdraft                           (1,106)            328
                                           ----------     ----------

Net cash used by operating activities        (29,767)         (3,178)
                                           ----------     ----------

Cash flows from investing activities:              -               -
                                           ----------     -----------

Cash flows from financing activities:
  Net borrowings on notes
    payable - stockholders                    30,500               -
  Payment of long-term debt                     (733)         (1,822)
                                           ----------     ----------

Net cash from financing activities            29,767          (1,822)
                                          ----------      ----------

Increase (decrease) in cash                        -          (5,000)

Cash, beginning of year                            -           5,000
                                          ----------      ----------

Cash, end of year                         $        -      $        -
                                          ==========      ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                               FINANCIAL CONDITION

Results of Operations

Three Months periods Ended May 31, 2002 and 2001

Century had net sales of $72,217 and $131,390 for the Three-month periods ended May 31, 2002 and 2001, respectively. The decrease in sales is primarily a result of the soft economy, which has negatively impacted the development of projects that would use Century's products.

In the Three-month period ended May 31, 2002, Century's cost of sales was $25,293 compared to $39,728 for the fiscal quarter ended May 31, 2001. This decrease is primarily due to lower sales of product in 2002 as compared to 2001.

Operating expenses for the Three-month periods ended May 31, 2002 and 2001, were $104,238 and $106,772, respectively. The cost of operating the business of Century has essentially remained unchanged from the first Three months of fiscal year 2001 to the first Three months of fiscal year 2002.

As a result of the foregoing factors, Century realized a net loss of $61,408 for the Three months ended May 31, 2002, as compared to a net loss of $21,129 for the Three months ended May 31, 2001.

Liquidity and Capital Resources

At May 31, 2002, Century had a working capital deficit of $384,804 as compared to a working capital deficit of $316,501 at February 28, 2002. Century's cash balance at May 31, 2002 was $0. Century has used cash flow from operations to finance its operating activities during the quarter ended May 31, 2002.

The loan from Michael Baghdoian in the amount of $100,000 was due July 1, 2002, and Century lacks the capital necessary to repay this loan. Century is in negotiations with Mr. Baghdoian regarding an extension, but no agreement for extending the loan has yet been reached. These factors and Century's history of recurring losses raise substantial doubt about its ability to continue as a going concern.

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

                                   CENTURY CONTROLS INTERNATIONAL, INC.


Date: July 15, 2002                By: /s/ Leo Christiansen, Chief Executive and
                                           Financial Officer