Form 10QSB
period 2002-08-31
CENTURY CONTROLS INC
filed 2002-10-15
CIK 1100732

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 2002 4,763,635 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                                   FORM 10-QSB
                      CENTURY CONTROLS INTERNATIONAL, INC.

                                      INDEX
                                                                        Page
PART I.       Item 1.  Financial Statements                              3

                 Balance  Sheets  as  of  August  31,  2002  and         4
                 February 28, 2002

                 Statements of Operations  for the Three and Six         6
                 Months Ended August 31, 2002 and 2001

                 Statements  of Cash  Flows  for the Six  Months         7
                 Ended August 31, 2002 and 2001

              Item 2.  Management's  Discussion  and Analysis or         8
              Plan of Operation

              Item 3.  Controls and Procedures                           9

PART II.      Item 2.  Changes in Securities and Use of Proceeds         9

              Item 6.  Exhibits and Reports on Form 8-K                  9

              Signatures                                                 9

                          PART I. Financial Information

                          Item 1. Financial Statements

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

                      CENTURY CONTROLS INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                  August 31,      February 28,
                                                    2002             2002
                                                 -----------      ------------

                      ASSETS

Current assets:
   Cash                                          $        -       $       -
   Accounts receivable, trade,
     net of allowance for doubtful
     accounts of $8,000 and $8,000,
     respectively                                    85,419          59,887
   Inventories                                       38,843          49,786
   Prepaid expenses                                   1,188             726
                                                 ----------      ----------

         Total current assets                       125,450         110,399
                                                 ----------      ----------


Fixed assets                                         51,687          51,687
   Less accumulated depreciation                     39,513          36,836
                                                 ----------      ----------

         Net fixed assets                            12,174          14,851
                                                 ----------      ----------

Other assets:
   Inventories, less valuation allowance of
     $109,000 and $106,000, respectively              6,000           9,000
   Deposit                                              821             821
   Patents, net                                      11,284          12,031
                                                 ----------      ----------

         Total other assets                          18,105          21,852
                                                 ----------      ----------








         Total assets                            $  155,729      $  147,102
                                                 ==========      ==========
                                       4

                     CENTURY CONTROLS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                   August 31,    February 28,
                                                     2002            2002
                                                  -----------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current portion of long-term debt               $  104,362    $   99,544
   Notes payable - stockholders                        62,354        25,100
   Bank overdraft                                       3,312         3,560
   Accounts payable                                   235,587       216,237
   Accrued expenses:
     Payroll and related                              118,425        69,445
     Warranty                                           3,000         3,000
     Interest                                          11,474         9,914
     State minimum fee                                    100           100
                                                   ----------    ----------

         Total current liabilities                    538,614       426,900
                                                   ----------    ----------


Long-term debt:
   Notes payable, net of current maturities             2,400         4,679
                                                   ----------    ----------

         Total liabilities                            541,014       431,579
                                                   ----------    ----------

Stockholders' equity (deficit):
   Common stock, $.004 par value, 50,000,000
     shares authorized, 4,763,635 and
     4,263,635 issued and outstanding,
     respectively                                      17,555        17,055
   Additional paid-in capital                       1,313,699     1,313,699
   Accumulated deficit                             (1,716,539)   (1,615,231)
                                                   ----------    ----------

         Total stockholders'
           equity (deficit)                          (385,285)     (284,477)
                                                   ----------    ----------


         Total liabilities and
           stockholders' equity (deficit)          $  155,729    $  147,102
                                                   ==========    ==========

                      CENTURY CONTROLS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   Three Months Ended           Six Months Ended
                                ------------------------    ------------------------
                                August 31,    August 31,    August 31,    August 31,
                                   2002          2001          2002          2001
                                ----------    ----------    ----------    ----------
Net sales                       $  136,219    $  206,249    $  208,436    $  337,763

Cost of sales                       34,083        68,389        59,376       108,119
                                ----------    ----------    ----------    ----------

      Gross profit                 102,136       137,860       149,060       229,644

Operating expenses                 124,541       100,728       231,347       207,623
                                ----------    ----------    ----------    ----------

      Operating income (loss)      (22,405)       37,132       (82,287)       22,021
                                ----------    ----------    ----------    ----------

Other expenses:
  Inventory valuation allowance      1,000         2,000         3,000         2,000
  Interest expense                   6,136         9,866        16,021        15,885
                                ----------    ----------    ----------    ----------

      Total other expenses           7,136        11,866        19,021        17,885
                                ----------    ----------    ----------    ----------

      Net income (loss) before
        income taxes               (29,541)       25,266      (101,308)        4,136

Income taxes                             -             -             -             -
                                ----------    ----------    ----------    ----------

      Net income (loss)            (29,541)       25,266      (101,308)        4,136

Other comprehensive
  income (loss)                          -             -             -             -
                                ----------    ----------    ----------    ----------

Comprehensive income (loss)     $  (29,541)   $   25,266    $ (101,308)   $    4,136
                                ==========    ==========    ==========    ==========

Basic earnings (loss) per share $        -    $      .01    $     (.02)   $        -
                                ==========    ==========    ==========    ==========

Weighted-average number of
  shares outstanding             4,569,130     4,263,635     4,414,722     4,263,635
                                ==========    ==========    ==========    ==========

Diluted earnings (loss)
  per share                     $        -    $      .01    $    (.02)    $        -
                                ==========    ==========    ==========    ==========

Weighted-average number of
  shares outstanding             4,569,130     4,263,635     4,414,722     4,263,635
                                ==========    ==========    ==========    ==========

                      CENTURY CONTROLS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            Six Months Ended
                                                       ------------------------
                                                       August 31,    August 31,
                                                          2002          2001
                                                       ----------    ----------
Cash flows from operating activities:
  Net income (loss)                                    $ (101,308)   $    4,136
  Adjustments to reconcile net
    income (loss) to net cash flows
    from operating activities:
      Depreciation                                          2,677         3,200
      Amortization                                            747           810
      Inventory valuation allowance                         3,000         2,000
      Imputed interest on convertible debenture             5,012         5,002
      Stock issued for services                               300             -
      Decrease (increase) in:
        Accounts receivable - trade                       (25,532)      (15,303)
        Inventories                                        10,943       (12,938)
        Prepaid expense                                      (462)        1,501
     Increase (decrease)in:
       Accounts payable and accrued expenses               69,956        18,475
       Bank overdraft                                        (248)            -
                                                       ----------    ----------

Net cash used by operating activities                     (34,915)        6,883
                                                       ----------    ----------

Cash flows from investing activities:
  Incurrence of patent costs                                    -          (833)
                                                       ----------    ----------

Cash flows from financing activities:
  Proceeds from convertible debenture and
    common stock, net                                         200             -
  Net borrowings on notes
    payable - stockholders                                 37,254             -
  Payment of long-term debt                                (2,539)       (6,429)
                                                       ----------    ----------

Net cash from financing activities                         34,915        (6,429)
                                                       ----------    ----------

Increase (decrease) in cash                                     -          (379)

Cash, beginning of year                                         -         5,000
                                                       ----------    ----------

Cash, end of year                                      $        -    $    4,621
                                                       ==========    ==========

        Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Six Months periods Ended August 31, 2002 and 2001

Century had net sales of $208,436 and $337,763 for the six-month periods ended August 31, 2002 and 2001, respectively. The decrease in sales is primarily a result of the soft economy, which has negatively impacted the development of projects that would use Century's products.

In the six-month period ended August 31, 2002, Century's cost of sales was $59,376 compared to $108,119 for the six-month period ended August 31, 2001. This decrease is primarily due to lower sales of product in 2002 as compared to 2001.

Operating expenses for the six-month periods ended August 31, 2002 and 2001, were $231,347 and $207,623, respectively. The cost of operating the business of Century has essentially remained unchanged from the first six months of fiscal year 2001 to the first six months of fiscal year 2002.

As a result of the foregoing factors, Century realized a net loss of $101,308 for the six months ended August 31, 2002, as compared to net income of $4,136 for the six months ended August 31, 2001.

Liquidity and Capital Resources

At August 31, 2002, Century had a working capital deficit of $413,164 as compared to a working capital deficit of $316,501 at February 28, 2002. Century's cash balance at August 31, 2002 was $0. Century has used cash flow from operations to finance its operating activities during the six months ended August 31, 2002.

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

Item 3.  Controls and Procedures

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on October 11, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended August 31, 2002.

Subsequent to October 11, 2002, through the date of this filing of Form 10-QSB for the quarterly period ended August 31, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

In August 2002, the Company issued 300,000 shares of common stock to Leo Christiansen, an officer, director, and principal stockholder, in consideration for services associated with product development valued at $300. The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No broker was involved in the transaction and no commissions were paid to any person.

In June 2002, the Company issued 200,000 shares of common stock to Craig Laughlin, a consultant to the Company, for $200 in cash. The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933. No broker was involved in the transaction and no commissions were paid to any person.

Item 6.  Exhibits and Reports on Form 8-K.  None.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CENTURY CONTROLS INTERNATIONAL, INC.


Date: October 15, 2002              By:/s/
                                       -----------------------------------------
                                       Leo Christiansen, Chief Executive
                                       and Financial Officer

          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley
                                  Act of 2002.

     In connection with the Quarterly Report of Century Controls International, Inc. (the "Company") on Form 10-QSB for the period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leo Christiansen, Chief Executive and Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 15, 2002              By:/s/
                                       -----------------------------------------
                                       Leo Christiansen, Chief Executive
                                       and Financial Officer

                                  CERTIFICATION

I, Leo Christiansen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Century Controls International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: October 15, 2002              /s/
                                    --------------------------------------------
                                    Leo Christiansen, Chief Executive
                                    and Financial Officer