Form 10QSB
period 2002-11-30
CENTURY CONTROLS INC
filed 2003-01-14
CIK 1100732

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2002

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

                    3140 Neil Armstrong Blvd., Eagan, MN 55121
                     (Address of principal executive offices)

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2002 4,763,635 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                                   FORM 10-QSB
                      CENTURY CONTROLS INTERNATIONAL, INC.

                                      INDEX
                                                                            Page
PART I.       Item 1.  Financial Statements                                    3

                 Balance  Sheets  as of  November  30,  2002 and               4
                 February 28, 2002

                 Statements  of  Operations  for the  Three  and               6
                 Nine Months Ended November 30, 2002 and 2001

                 Statements  of Cash  Flows for the Nine  Months               7
                 Ended November 30, 2002 and 2001

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

                      CENTURY CONTROLS INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                            November 30,    February 28,
                                               2002            2002
                                            -----------     -----------

                      ASSETS

Current assets:
   Cash                                       $     -        $     -
   Accounts receivable, trade,
     net of allowance for doubtful
     accounts of $8,000 and $8,000,
     respectively                              165,380          59,887
   Inventories                                  43,764          49,786
   Prepaid expenses                              1,244             726
                                            ----------      ----------

         Total current assets                  210,388         110,399
                                            ----------      ----------


Fixed assets                                    52,259          51,687
   Less accumulated depreciation                40,913          36,836
                                            ----------      ----------

         Net fixed assets                       11,346          14,851
                                            ----------      ----------

Other assets:
   Inventories, less valuation allowance of
     $110,000 and $106,000, respectively         5,000           9,000
   Deposit                                        -                821
   Patents, net                                  7,549          12,031
                                            ----------      ----------

         Total other assets                     12,549          21,852
                                            ----------      ----------








         Total assets                       $  234,283      $  147,102
                                            ==========      ==========

                      CENTURY CONTROLS INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                   November 30    February 28,
                                                      2002           2002
                                                   -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current portion of long-term debt               $  116,362     $   99,544
   Notes payable - stockholders                        73,666         25,100
   Bank overdraft                                         696          3,560
   Accounts payable                                   254,072        216,237
   Accrued expenses:
     Payroll and related                              169,483         69,445
     Warranty                                           3,000          3,000
     Interest                                          12,446          9,914
     State minimum fee                                    100            100
                                                   ----------     ----------

         Total current liabilities                    629,825        426,900
                                                   ----------     ----------


Long-term debt:
   Notes payable, net of current maturities             1,164          4,679
                                                   ----------     ----------

         Total liabilities                            630,989        431,579
                                                   ----------     ----------

Stockholders' equity (deficit):
   Common stock, $.004 par value, 50,000,000
     shares authorized, 4,763,635 and
     4,263,635 issued and outstanding,
     respectively                                      17,555         17,055
   Additional paid-in capital                       1,313,699      1,313,699
   Accumulated deficit                             (1,727,960)    (1,615,231)
                                                   ----------     ----------

         Total stockholders'
           equity (deficit)                          (396,706)      (284,477)
                                                   ----------     ----------


         Total liabilities and
           stockholders' equity (deficit)          $  234,283     $  147,102
                                                   ==========     ==========

                      CENTURY CONTROLS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three Months Ended        Nine Months Ended
                                     November 30,              November 30,
                               -----------------------   -----------------------
                                 2002          2001        2002          2001
                               ----------   ----------   ----------   ----------

Net sales                      $  168,327   $   86,490   $  376,764   $ 424,253

Cost of sales                      49,542       33,487      108,918     141,605
                               ----------   ----------   ----------  ----------

      Gross profit                118,785       53,003      267,846     282,648

Operating expenses                122,145      120,052      353,192     329,912
                               ----------   ----------   ----------  ----------

      Operating income (loss)      (3,360)     (67,049)     (85,346)    (47,264)
                               ----------   ----------   ----------  ----------

Other expenses:
  Inventory valuation allowance     1,000        2,000        4,000       4,000
  Interest expense                  7,360        8,272       23,382      24,735
                               ----------   ----------   ----------  ----------

      Total other expenses          8,360       10,272       27,382      28,735
                               ----------   ----------   ----------  ----------

      Net income (loss) before
        income taxes              (11,720)     (77,321)    (112,728)    (75,999)

Income taxes                         -            -            -           -
                               ----------   ----------   ----------  ----------

      Net income (loss)           (11,720)     (77,321)    (112,728)    (75,999)

Other comprehensive
  income (loss)                      -            -            -           -
                               ----------   ----------   ----------  ----------

Comprehensive income (loss)    $  (11,720)  $  (77,321)  $ (112,728) $  (75,999)
                               ==========   ==========   ==========  ==========

Basic earnings per share       $     -      $     (.02)  $     (.03) $     (.02)
                               ==========   ==========   ==========  ==========

Weighted-average number of
  shares outstanding            4,763,635    4,263,635    4,530,180   4,263,635
                               ==========   ==========   ==========  ==========

Diluted earnings per share     $     -      $     (.02)  $     (.03) $     (.02)
                               ==========   ==========   ==========  ==========

Weighted-average number of
  shares outstanding            4,763,635    4,263,635    4,530,180   4,263,635
                               ==========   ==========   ==========  ==========

                      CENTURY CONTROLS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Nine Months Ended
                                                              November 30,
                                                         2002           2001
                                                      ----------     ----------
Cash flows from operating activities:
  Net income (loss)                                   $ (112,728)    $  (75,999)
  Adjustments to reconcile net
    income (loss) to net cash flows
    from operating activities:
      Depreciation                                         4,077          4,800
      Amortization                                         4,482          1,215
      Inventory valuation allowance                        4,000          4,000
      Imputed interest on convertible debenture            5,012          7,360
      Stock issued for services                              300           -
      Decrease (increase) in:
        Accounts receivable - trade                     (105,493)        88,394
        Inventories                                        6,022        (21,078)
        Prepaid expense                                     (518)         1,101
     Increase (decrease)in:
       Accounts payable and accrued expenses             140,653         (7,295)
                                                      ----------     ----------

Net cash used by operating activities                    (54,193)         2,498
                                                      ----------     ----------

Cash flows from investing activities:
  Incurrence of patent costs                                -              (833)
                                                      ----------     ----------

Cash flows from financing activities:
  Bank overdraft                                          (2,864)           -
  Proceeds from convertible debenture and
    common stock                                             200            -
  Borrowings on notes
    payable - stockholders                                48,566            -
  Borrowings on note payable                              12,000            -
  Payment of long-term debt                               (3,709)        (6,520)
                                                      ----------     ----------

Net cash from financing activities                        54,193         (6,520)
                                                      ----------     ----------

Increase (decrease) in cash                                 -            (4,855)

Cash, beginning of year                                     -             5,000
                                                      ----------     ----------

Cash, end of year                                     $     -        $      145
                                                      ==========     ==========

      Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

Nine Months periods Ended November 30, 2002 and 2001

Century had net sales of $376,764 and $424,253 for the nine-month periods ended November 30, 2002 and 2001, respectively. The decrease in sales is primarily a result of the soft economy, which has negatively impacted the development of projects that would use Century's products.

In the nine-month period ended November 30, 2002, Century's cost of sales was $108,918 compared to $141,605 for the nine-month period ended November 30, 2001. This decrease is primarily due to lower sales of product in 2002 as compared to 2001.

Operating expenses for the nine-month periods ended November 30, 2002 and 2001, were $353,192 and $329,912, respectively. The increase in operating expenses is attributable to the addition of a new sales person in 2002.

As a result of the foregoing factors, Century realized a net loss of $112,728 for the nine months ended November 30, 2002, as compared to a net loss of $75,999 for the nine months ended November 30, 2001.

Liquidity and Capital Resources

At November 30, 2002, Century had a working capital deficit of $419,437 as compared to a working capital deficit of $316,501 at February 28, 2002. Century's cash balance at November 30, 2002 was $0. Century has used cash flow from operations to finance its operating activities during the nine months ended November 30, 2002.

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

Century's ability to continue in existence is dependent upon obtaining adequate financing and profitable operations. Management is expanding its product line with a new low cost microprocessor controller for smaller boilers and a sequencer program for air compressors, which are expected to generate additional profitable sales. However, the ability of Century to bring its products to market will be hampered as long as Century does not have the working capital necessary to pursue more aggressive marketing. The Company is presently seeking additional financing to fund future operations. Century has not identified any sources of debt or equity financing and cannot predict whether any such financing will be available to Century on terms acceptable to Century.

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

Item 3.  Controls and Procedures

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on November 30, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended November 30, 2002.

Subsequent to November 30, 2002, through the date of this filing of Form 10-QSB for the quarterly period ended November 30, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.  None.

                                   SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CENTURY CONTROLS INTERNATIONAL, INC.


Date: January 13, 2003              By: /s/ Leo Christiansen
                                        Chief Executive and Financial Officer

   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.

      In connection with the Quarterly Report of Century Controls International, Inc. (the "Company") on Form 10-QSB for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Leo Christiansen, Chief Executive and Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: January 13, 2003               By: /s/ Leo Christiansen
                                         Chief Executive and Financial Officer

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



Date: January 13, 2003                /s/ Leo Christiansen, Chief Executive and
                                          Financial Officer