Form 10KSB
period 2003-02-28
CENTURY CONTROLS INC
filed 2003-06-13
CIK 1100732

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-KSB


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 28, 2003, or

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

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. [X]

The Registrant's revenues (consisting only of interest income) for its most recent fiscal year: $655,212.

The aggregate market value of voting stock held by non-affiliates as of June 9, 2003 was $274,735.

As of February 28, 2003, the Registrant had outstanding 4,763,635 shares of common stock, par value $0.004.

Documents incorporated by reference:  None.

                              TABLE OF CONTENTS


ITEM NUMBER AND CAPTION                                                    Page

Part I

1.    Description of Business                                                  3

2.    Description of Properties                                                6

3.    Legal Proceedings                                                        6

4.    Submission of Matters to a Vote of Security Holders                      6

Part II

5.    Market for Common Equity and Related Stockholder Matters                 6

6.    Management's Discussion and Analysis of Financial Condition              6
      and Results of Operations

7.    Financial Statements                                                     8

8.    Changes in and Disagreements with Accountants                            8
      on Accounting and Financial Disclosure

Part III

9.    Directors, Executive Officers, Promoters and Control                     8
      Persons; Compliance with Section 16(a) of the Exchange Act

10.   Executive Compensation                                                   9

11.   Security Ownership of Certain Beneficial Owners and Management           9

12.   Certain Relationships and Related Transactions                          11

13.   Exhibits and Reports on Form 8-K                                        11

14.   Controls and Procedures                                                 12

Signatures                                                                    13

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

                                    PART I

                       ITEM 1. DESCRIPTION OF BUSINESS
General

     Century Controls International, Inc., ("Century" or "Company") is a publicly held Utah corporation, which, through its subsidiary Century Controls, Inc. develops and markets a proprietary line of microprocessor based boiler control products. It has been actively engaged in this business for over the past twelve years.

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

     Century develops and markets oxygen control, boiler loading control, multiple boiler control, and air compressor control systems used in industrial and commercial applications. Excess air in the boiler's combustion chamber causes excess fuel consumption, excessive stack exit temperatures, and increased stack emissions. Uncoordinated firing rates without fine O2 control and High Combustion Exit temperatures causes excess fuel consumption. Inefficient sequencing of multiple boiler systems causes excess fuel consumption, increased stack emissions, and unnecessary wear on boiler systems. Inefficient sequencing of air compressors, each loading and unloading uncoordinated, wastes energy. Century's control systems are designed to resolve these problems so that boiler systems operate at high efficiency, which results in lower energy consumption, lower nitrogen oxide emissions, less wear on boiler systems, and significant savings on fuel costs and system repairs.

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

CC-600               Firing sequence control for of up to four boilers

CC-700               Oxygen and firing sequence control for up to four boilers

CC-2000              Process Controller

CC-6000              Compressor sequence control for up to 12 compressors

     The newly designed air compressor Sequencer offers a new improved method of coordinating multiple air compressors for significant energy savings as well as protection of the equipment. The sequence control technology used in Century's products is covered by a patent issued in 1992 and another issued in 1995. Century believes this patented technology has applications in other areas, such as air conditioning and power generators, which may be developed by Century or licensed to other companies. A patent was issued in 2002 for the new sequencer for Multiple Air Compressors.

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

     Research and development is company-sponsored. Development projects currently in progress are focusing on varying and modifying controls to fit other applications such as refrigeration compressor sequencing and small OEM controls. Research and development is expected to cost approximately $10,000 to $30,000 during the coming year.

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

     Century's warranty on its products covers all material and workmanship for a one-year period from start-up date. Recently a warranty has been implemented for 2 years duration when startup is performed by a Century technician.

     One independent distributor was responsible for 28% of Century's total sales in fiscal year 2003. Century expects this distributor to account for approximately 28% of total sales in fiscal year 2004.

Competition

     Principal competitors are Rosemount Engineering, Preferred Instruments, and Heat Timer. Heat Timer offers boiler control products at prices lower than Century's products. Century competes with these companies on the basis of the features it offers in its products. Management believes this approach will be successful in the future because consulting engineers are starting to specify Century's products for systems they design for end users.

Government Regulation

     There is no meaningful government regulation of Century's products or business.

Employees

     As of February 28, 2003, Century had six employees, none of whom are represented by labor unions. Management considers its relations with its employees to be good.

                      ITEM 2. DESCRIPTION OF PROPERTIES

     The plant and office facilities of Century consist of approximately 1,100 square feet of space in a single building located at 3140 Neil Armstrong Blvd., in Eagan, Minnesota. The facilities are leased at a monthly rate of $863 plus area expenses under a lease that expires in August 2005. Management believes that the office space is adequate for Century's anticipated needs for at least the next 12 months.

                          ITEM 3. LEGAL PROCEEDINGS

     Century is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against Century have been threatened.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fiscal quarter ended February 28, 2003.

                                   PART III

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Century trades sporadically in the over-the-counter market. During the years ended February 28, 2003 and 2002, there were no published inter-dealer bid prices for Century's common stock and no meaningful trading activity. As a result, there is no market price information to report for these periods. Beginning March 2003, bid and asked price information for Century's common stock was quoted on the OTC Bulletin Board. At June 9, 2003, the high bid and asked prices for the common stock were $0.06 and $0.14, respectively.

     At February 28, 2003, there were approximately 217 holders of record of the common stock.

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

     Over the past several years, Century's boiler control systems have become more widely implemented into various key markets around the country. As the number of Century's products has increased, a growing interest has occurred among consulting engineers. This escalating interest in turn, has resulted in a growing number of engineering specifications written around Century's products, which has provided Century with an increase in sales. Additionally, Century's air compressor sequence controller has been operating in Sara Lee Hosiery, a Fortune 500 Company plant, with outstanding results and a positive return on investment. Due to this increased interest and positive feedback within the industry, Century is able to claim its product performance as superior in the industry. A new dealer in Compressor Control has increased the activity in this area covering more than a dozen states increasing our expectations for sales this year.

     Century's goal is to increase industry acceptance and increase sales significantly by concentrating more heavily in sales and marketing. Century's strategy for achieving this goal is to obtain highly qualified marketing individuals (one Regional Manager hired in August 2001) to increase Century's sales and increase its advertising in various trade magazines, emphasizing Century's newest product, the air compressor sequencer. Additionally, Century this year has made further product developments in its communications software, allowing Century's systems to interface with various energy management systems.

Results of  Operations,  Fiscal  Years Ended  February 28, 2003 and February 28,
2002

     Century had net sales of $655,212 and $520,264 for the fiscal years ended February 28, 2003 and February 28, 2002, respectively; which represents a 25.9% increase. This increase is primarily the result of increased marketing efforts. One customer accounted for 28% of Century's sales in 2003 and 15% of Century's sales in 2002. Management believes that the net sales in fiscal year 2003 are consistent with historic levels.

     Cost of net sales for the fiscal years ended February 28, 2003 and February 28, 2002 were $200,218 and $170,548, respectively. Such costs, as a percentage of net sales for these periods were 31% and 33%, respectively.

     Operating expenses for the fiscal year ended February 28, 2003 and February 28, 2002 were $491,583 and $461,735, respectively. This represents a 6.5% increase from 2002. The high cost of operating expenses is attributable to the hiring of additional sales staff.

     Interest expense for the fiscal year ended February 28, 2003 and February 28, 2002 was $29,535 and $51,014, respectively. This 42% decrease from 2002 is primarily attributable to lower interest rates on credit card borrowings. In addition, Century had inventory valuation allowances for the fiscal years ended February 28, 2003 and February 28, 2002 of $9,000 and $26,000, respectively.

     Due to the foregoing, Century experienced a net loss of $75,425 and $199,133 for the years ended February 28, 2003, and February 28, 2002, respectively.

Liquidity and Capital Resources

     At February 28, 2003, Century had a working capital deficit of $381,546 as compared to a working capital deficit of $316,501 at February 28, 2002. The loan from Michael Baghdoian in the amount of $100,000 came due July 1, 2002, and Century lacks the capital necessary to repay this loan. Century is paying the monthly interest on this loan and is in negotiations with Mr. Baghdoian regarding an extension, but no agreement for extending the loan has yet been reached. These factors and Century's history of recurring losses raise substantial doubt about its ability to continue as a going concern.

     An employee and stockholder of Century, Howard Worden, incurred expenses on Century's behalf. Century has not had the monies necessary to reimburse Mr. Worden for these advances. At February 28, 2003 Century was indebted to Mr. Worden for reimbursable expenses totaling $80,946. At February 28, 2002 Century was indebted to Mr. Worden for reimbursable expenses totaling $59,680. Century does pay interest on a credit card of Mr. Worden's underlying some of this obligation.

     Century's president, director and principal stockholder, Leo Christensen, has also incurred expenses on Century's behalf. Century has not had the monies necessary to reimburse Mr. Christiansen for these advances. At February 28, 2003 Century was indebted to Mr. Christiansen for reimbursable expenses totaling $33,328. At February 28, 2002 Century was indebted to Mr. Christiansen for reimbursable expenses totaling $38,679. Mr. Christiansen also deferred his salary for all but one pay period of fiscal year 2003 and some of fiscal year 2002. At February 28, 2003 Century was indebted to Mr. Christiansen for accrued salary totaling $80,500. At February 28, 2002 Century was indebted to Mr. Christiansen for accrued salary totaling $27,600. Mr. Christiansen further advanced Century $36,000 in fiscal year 2003 to help meet cash flow needs. This brought the notes payable to Mr. Christiansen to $45,700 at February 28, 2003 compared to $9,700 at February 28, 2002.

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

                         ITEM 7. FINANCIAL STATEMENTS

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 15.

           ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants in the past three years.

                                   PART III

    ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

     The following table sets forth the names, ages, and positions with Century for each of the directors and officers.


Name             Age   Positions (1)                                       Since

Leo Christiansen  72   Chairman of the Board and President                  1990

David Brown       59   Senior Research & Development Engineer, and Director 1990

James W. Sampair  70   Director & Secretary                                 1990

J. Clinton Shaver 70   Director                                             1990

     All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of the Board of Directors.

     The following is information on the business experience of each director and officer.

     Leo Christiansen. Mr. Christiansen has served as President and Chairman of the Board of Directors of Century for the past twelve years.

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

                       ITEM 10. EXECUTIVE COMPENSATION

Annual Compensation

     The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Century for fiscal years ended February 28, 2003, 2002 and 2001 of those persons who were either
(i) the chief executive officer during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000



Name and Principal Position                         Annual Compensation
                                                   ---------------------

                                  Year                  Salary ($)

Leo Christiansen                  2003                    $55,200
  Chairman and President          2002                    $59,800
                                  2001                    $59,800

Warrants

     David Brown, a director and employee of Century, holds a warrant to purchase 34,000 shares of Century's common stock at a price of $0.18 per share. The warrant was scheduled to expire February 19, 2003, but has been extended to February 19, 2006. The warrant was issued in consideration of the services rendered by Mr. Brown to Century.

     In May 2000, Century issued to James W. Sampair and J. Clinton Shaver, warrants to purchase 10,000 shares of common stock at an exercise price of $0.25 per share. The warrants were scheduled to expire May 22, 2003, but were extended to May 22, 2006. The warrants were issued in consideration of their services as directors.

     Century has no other arrangement for compensating any of its executive officers.

                    ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of February 28, 2003, the number and percentage of the 4,763,635 shares of outstanding common stock, which, according to the information supplied to Century, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person, other than an officer or director, who to the knowledge of Century is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


                                          Common                      Percent
                                          Shares     Options (1)    of Class (2)

Principal Stockholders

Dr. Michael Baghdoian (3)                526,000       800,000          23.8
13479 Northline
Southgate, MI 48195

Officers and Directors

Leo Christiansen                        1,116,583         0             23.4
731 Mohican Court
Mendota Heights, MN 55120

David Brown                              131,250        34,000          3.4
PO Box 197
Goodridge, MN 56725

James W. Sampair                          90,000        10,000          2.1
2067 W. Lakeview Blvd., #D-9
North Fort Meyers, FL 33903

J. Clinton Shaver                        152,450        10,000          3.4
6601 Beach Road
Eden Prairie, MN 55346

All Executive officers and              1,490,283       54,000          32.1
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

           ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Century's president, director and principal stockholder, Leo Christensen, has incurred expenses on Century's behalf. Century has not had the monies necessary to reimburse Mr. Christiansen for these advances. At February 28, 2003 Century was indebted to Mr. Christiansen for reimbursable expenses totaling $33,328. At February 28, 2002 Century was indebted to Mr. Christiansen for reimbursable expenses totaling $38,679. Mr. Christiansen also deferred his salary for all but one pay period of fiscal year 2003 and some of fiscal year 2002. At February 28, 2003 Century was indebted to Mr. Christiansen for accrued salary totaling $80,500. At February 28, 2002 Century was indebted to Mr. Christiansen for accrued salary totaling $27,600. Mr. Christiansen further advanced Century $36,000 in fiscal year 2003 to help meet cash flow needs. This brought the notes payable to Mr. Christiansen to $45,700 at February 28, 2003 compared to $9,700 at February 28, 2002.

     In July 2000, Century issued a convertible debenture to Michael Baghdoian, a principal stockholder of the Company, in exchange for a $100,000 bridge loan. The debenture bears interest at the rate of 12% per annum and came due July 1, 2002. The convertible debenture may be converted to common stock of the Company at the rate of one share for $0.25 of principal amount of the debenture. In connection with the financing, the Mr. Baghdoian received 200,000 shares of common stock of the Company and a warrant to purchase 400,000 shares of common stock at $0.25 per share, exercisable for a term of four years. Century is paying the monthly interest on this loan and is in negotiations with Mr. Baghdoian regarding an extension, but no agreement for extending the loan has yet been reached.

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K Filings

     No reports on Form 8-K were filed in the last fiscal quarter of the year ended February 28, 2003.

Exhibits


 SEC Ref. No.  Title of Document                                       Location
 ------------  -----------------                                       --------
     3.1       Articles of Incorporation                                 (1)
     3.2       Bylaws                                                    (1)
      4        Debenture issued to Michael Baghdoian                     (2)
     99.1      Certification Under Section 906 of the Sarbanes-Oxley
               Act of 2002                                           This Filing

(1) Filed on April 12, 2000 with the SEC on Form 10-SB and incorporated herein by this reference.

(2) Filed on October 16, 2000 with the SEC on Form 10-QSB for the quarter ended August 31, 2000 and incorporated herein by this reference.

                       ITEM 14. CONTROLS AND PROCEDURES

     With the participation of management, the chief executive officer and chief financial officer of Century evaluated its disclosure controls and procedures as of a date within 90 days prior to the date of filing of this annual report on Form 10-KSB with the Securities and Exchange Commission. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Viral Genetics' filing of its annual report on Form 10-KSB for the year ended February 28, 2003.

     Subsequent to the date as of which the evaluation was made through the date of this filing of Form 10-KSB for the year ended February 28, 2003, there have been no significant changes in Century's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                                  SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CENTURY CONTROLS INTERNATIONAL, INC.


Date: June 12, 2003                 By: /s/ Leo Christiansen
                                        Chief Executive and Financial Officer


     In accordance with the Exchange Act, this registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: June 12, 2003                    /s/ Leo Christiansen, Director


Date: June 12, 2003                    /s/ James W. Sampair, Director


Date: June 12, 2003                    /s/ David Brown, Director


Date: June 12, 2003                    /s/ J. Clinton Shaver, Director

       CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, Leo Christiansen, certify that:

1. I have reviewed this annual report on Form 10-KSB of Century Controls International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: June 12, 2003                 By: /s/ Leo Christiansen
                                        Chief Executive and Financial Officer

                              CENTURY CONTROLS
                             INTERNATIONAL, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS

             YEARS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002


                               TABLE OF CONTENTS

                                                                            Page

Independent Auditors' Report..................................................16


Financial Statements:

  Consolidated Balance Sheets.................................................17

  Consolidated Statements of Operations.......................................19

  Consolidated Statements of Stockholders'
    Equity (Deficit)..........................................................20

  Consolidated Statements of Cash Flows.......................................21

  Notes to Consolidated Financial Statements..................................22

                     Callahan, Johnston & Associates, LLC
                 Certified Public Accountants and Consultants



                         INDEPENDENT AUDITORS' REPORT

To The Board of Directors
Century Controls International, Inc.
Eagan, Minnesota

We have audited the accompanying consolidated balance sheets of Century Controls International, Inc. as of February 28, 2003 and 2002, and the related statements of operations and, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Controls International, Inc. as of February 28, 2003 and 2002, and the results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
May 20, 2003


          7400 Lyndale Avenue South, Suite 140, Richfield, MN 55423
                 Telephone: (612)861-8970 Fax: (612)861-5827
                          Email: cjacallahan@qwest.net

                      CENTURY CONTROLS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                           February 28,
                                                      2003              2002
                                                   ----------        ---------

                       ASSETS
                      -------
Current assets:
   Cash                                            $     -           $     -
   Accounts receivable, trade,
     net of allowance for doubtful
     accounts of $10,000 in 2003 and
     $8,000 in 2002                                  223,432            59,887
   Inventories                                        53,134            49,786
   Prepaid expenses                                    2,415               726
                                                   ---------         ---------

         Total current assets                        278,981           110,399
                                                   ---------         ---------


Fixed assets                                          53,833            51,687
   Less accumulated depreciation                      42,226            36,836
                                                   ---------         ---------

         Net fixed assets                             11,607            14,851
                                                   ---------         ---------


Other assets:
   Inventories, less valuation allowance of
     $115,000 in 2003 and $106,000 in 2002               -              9,000
   Deposit                                               -                821
   Patents, net                                       10,537           12,031
                                                   ---------         --------

         Total other assets                           10,537           21,852
                                                   ---------         --------








         Total assets                             $  301,125        $ 147,102
                                                  ==========        =========

                                                           February 28,
                                                      2003              2002
                                                   ----------        ---------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------

Current liabilities:
   Current portion of long-term debt               $  104,289        $  99,544
   Notes payable - stockholders                        73,100           25,100
   Bank overdraft                                       3,988            3,560
   Accounts payable                                   171,167          117,877
   Accrued expenses:
     Payroll and related                              179,603           69,445
     Warranty                                           3,000            3,000
     Interest                                          10,806            9,914
     State minimum fee                                    300              100
     Reimburseable expenses - stockholders            114,274           98,360
                                                   ----------        ---------

         Total current liabilities                    660,527          426,900


Long-term debt:
   Notes payable, net of current maturities              -               4,679
                                                   ----------        ---------

         Total liabilities                            660,527          431,579
                                                   ----------        ---------


Stockholders' equity (deficit):
   Common stock, $.004 par value, 50,000,000
     shares authorized; issued and
     outstanding 4,763,635 in 2003 and
     4,263,635 in 2002                                 17,555           17,055
   Additional paid-in capital                       1,313,699        1,313,699
   Accumulated deficit                             (1,690,656)      (1,615,231)
                                                   ----------       ----------

         Total stockholders' equity (deficit)        (359,402)        (284,477)
                                                   ----------      -----------



         Total liabilities and
           stockholders' equity (deficit)          $  301,125        $ 147,102
                                                   ==========        =========



              The accompanying notes are an integral part of these
                              financial statements.

                     CENTURY CONTROLS INTERNATIONAL, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              ACCUMULATED DEFICIT


                                                   Years Ended February 28,
                                                     2003           2002
                                                  ----------     ----------

Net sales                                         $  655,212     $  520,264

Cost of sales                                        200,218        170,548
                                                  ----------     ----------

         Gross profit                                454,994        349,716

Operating expenses                                   491,583        461,735
                                                  ----------     ----------

         Operating loss                              (36,589)      (112,019)
                                                  ----------     ----------

Other expenses:
   Inventory valuation allowance                      (9,000)       (26,000)
   Patent valuation allowance                          -            (10,000)
   Interest expense                                  (29,536)       (51,014)
                                                  ----------     ----------

         Total other income (expense)                (38,536)       (87,014)
                                                  ----------     ----------

         Net loss before income taxes                (75,125)      (199,033)

Income taxes                                             300            100
                                                  ----------     ----------

         Net loss                                 $  (75,425)    $ (199,133)
                                                  ==========     ==========

Basic earnings per share                          $     (.02)    $     (.05)
                                                  ==========     ==========
   Weighted-average number of
     shares outstanding                            4,587,745      4,263,635
                                                  ==========     ==========

Diluted earnings per share                        $     (.02)    $     (.05)
                                                  ==========     ==========
   Weighted-average number of
     shares outstanding                            4,587,745      4,263,635
                                                  ==========     ==========



                The accompanying notes are an integral part of these
                          financial statements.

                               CENTURY CONTROLS INTERNATIONAL, INC.

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                        Common Stock         Additional
                                  Number of                   Paid-In     Accumulated
                                   Shares      Amount         Capital       Deficit          Total
                                  ---------   ---------     -----------   ------------     ---------
Balances, March 1, 2001           4,263,635   $  17,055     $1,313,699    $(1,416,098)     $ (85,344)

Net loss - 2002                       -           -              -           (199,133)      (199,133)
                                  ---------   ---------     -----------   ------------     ---------

Balances, February 28, 2002       4,263,635      17,055      1,313,699     (1,615,231)      (284,477)

June 1, 2002 common stock
  issuance at $.001 per share      200,000          200          -             -                 200

July 30, 2002 common stock
  issuance at $.001 per
  share for services               300,000          300          -             -                 300

Net loss - 2003                       -           -              -            (75,425)       (75,425)
                                 ---------    ---------      ----------    -----------     ---------

Balances, February 28, 2003      4,763,635    $  17,555      $1,313,699    $(1,690,656)    $(359,402)
                                 =========    =========      ==========    ===========     =========




     The accompanying notes are an integral part of these financial statements.

                     CENTURY CONTROLS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Years Ended February 28,
                                                     2003              2002
                                                  ----------        ------------
Cash flows from operating activities:
  Net loss                                        $  (75,425)        $ (199,133)
  Adjustments to reconcile net loss to net cash
    flows from operating activities:
      Depreciation                                     5,390              5,874
      Amortization                                     1,494              1,494
      Allowance for doubtful accounts                  2,000             (2,000)
      Asset valuation allowances                       9,000             36,000
      Gain on sale of fixed asset                       -                  -
      Imputed interest on convertible debenture        5,012              9,378
      Issuance of common stock for services              300               -
      Decrease (increase) in:
        Accounts receivable - trade                 (163,545)            67,553
        Inventories                                   (3,348)               359
        Prepaid expense                               (1,689)             1,101
        Deposit                                          821               -
      Increase (decrease) in:
        Bank overdraft                                   428              3,560
        Accounts payable and accrued expenses        178,454             78,987
                                                  ----------        ------------
Net cash used by operating activities                (41,108)             3,173
                                                  ----------        ------------
Cash flows from investing activities:
  Purchase of fixed assets                            (2,146)              -
                                                  ----------        ------------
Cash flows from financing activities:
  Proceeds from common stock                             200               -
  Borrowings on notes payable - stockholders          53,000               -
  Repayments on notes payable - stockholders          (5,000)              -
  Payment of long-term debt                           (4,946)            (8,173)
                                                  ----------        ------------
Net cash provided by financing activities             43,254             (8,173)
                                                  ----------        ------------

Increase (decrease) in cash                             -                (5,000)

Cash, beginning of year                                 -                 5,000
                                                  ----------        ------------

Cash, end of year                                 $     -            $     -
                                                  ==========        ============


                The accompanying notes are an integral part of these
                              financial statements.

                     CENTURY CONTROLS INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED FEBRUARY 28, 2003 AND 2002


1.   Summary of Significant Accounting Policies
     ------------------------------------------

     Nature of Business
     ------------------

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

     Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Century Controls, Inc. All intercompany transactions and balances have been eliminated in consolidation.

     Comprehensive Income
     --------------------

     SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the years and periods February 28, 2003 and 2002, net income and comprehensive income were equivalent.



                                  (Continued)
                                       22

                     CENTURY CONTROLS INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED FEBRUARY 28, 2003 AND 2002



1. Summary of Significant Accounting Policies (Continued)
   ------------------------------------------

     Fair Value of Financial Instruments
     -----------------------------------

     All of the Company's financial instruments are nonderivative. A summary of the fair value of the Company's financial instruments and the methods and significant assumptions used to estimate those values is as follows:

       Short-Term Financial Instruments
       --------------------------------

       The fair value of short-term financial instruments, including cash and cash equivalents, trade accounts receivable and payable and certain accrued liabilities, approximates their carrying amounts in the financial statements due to the short maturity of such instruments.

       Notes Payable and Long-Term Debt
       --------------------------------

       The fair value of the variable rate term note payable approximates their carrying amount since the currently effective rates reflect market rates. It is not practicable to estimate the fair value of notes payable - stockholders.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At February 28, 2003 and 2002, there were no cash equivalents.

     Inventories
     -----------

     Inventories are stated at the lower of cost or market, principally applying the first-in, first-out (FIFO) method.

     Fixed Assets
     ------------

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


                                  (Continued)
                                       23

                     CENTURY CONTROLS INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED FEBRUARY 28, 2003 AND 2002

1.   Summary of Significant Accounting Policies (Continued)
     ------------------------------------------

     Intangible Assets
     -----------------

     Costs incurred obtaining patents on the Company's proprietary products are recorded at cost and amortized over the life of the patents, generally 20 years. Future amortization expense is as follows:

       2004                         $  1,494
       2005                            1,494
       2006                            1,494
       2007                            1,494
       2008                            1,494
       Thereafter                      3,067
                                    --------
                                    $ 10,537
                                    ========
     Long-Lived Assets
     -----------------

     In accordance with SFAS 144, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. Management determined that an impairment of patents existed at February 28, 2002 and recorded a valuation allowance at that date. That assessment was unchanged in 2003.

     Earnings Per Share
     ------------------

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



                                  (Continued)
                                       24

                     CENTURY CONTROLS INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED FEBRUARY 28, 2003 AND 2002


1. Summary of Significant Accounting Policies (Continued)
   ------------------------------------------

     Earnings Per Share (Continued)
     ------------------

                                                     2003              2002
                                                  ----------        ----------

       Weighted-average shares for basic EPS       4,587,745         4,263,635

       Incremental shares from assumed
         exercise of options and warrants               -                 -
                                                  ----------        ----------

       Adjusted weighted-average shares
         for diluted EPS                           4,587,745         4,263,635
                                                  ==========        ==========

       Loss available to common stockholders     $  (75,425)        $ (199,133)
                                                  ==========        ==========


     Income Taxes
     ------------

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

     Concentrations and Uncertainties
     --------------------------------

        Use of Estimates
        ----------------

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






                                  (Continued)
                                       25

                     CENTURY CONTROLS INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED FEBRUARY 28, 2003 AND 2002


1. Summary of Significant Accounting Policies (Continued)
   ------------------------------------------

     Concentrations and Uncertainties (Continued)
     --------------------------------

        Cash Concentrations
        -------------------

        The Company maintains its cash balances at one financial institution. At times, the balances may exceed federally insured limits of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances.

        Accounts Receivable
        -------------------

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

        A receivable from a large customer totaled 43.8% of accounts receivable at February 28, 2003. This receivable was paid subsequent to year end. No such concentration existed at February 28, 2002.

        Inventory
        ---------

        As is disclosed in Note 3, $115,000 or 69.6% of inventory at February 28, 2003 and $115,000 or 69.8% of inventory at February 28, 2002 is repair inventory. This repair inventory is not currently used in production. Repair inventory is utilized as maintenance and service is performed on older models of the Company's products. Management has recorded a valuation allowance against this repair inventory for any unrecoverable amounts based on a review of fiscal year 2003 and 2002 usage. Due to uncertainties in the business cycle, however, it is at least reasonably possible that management's estimate will change during the next year. That amount cannot be estimated.



                                  (Continued)
                                       26

                     CENTURY CONTROLS INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED FEBRUARY 28, 2003 AND 2002


1. Summary of Significant Accounting Policies (Continued)
   ------------------------------------------

     Concentrations and Uncertainties (Continued)
     --------------------------------

        Major Customer
        --------------

        One customers accounted for 27.8% of the Company's sales in 2003. One customer accounted for 14.5% of sales in 2002.

        Continued Existence
        -------------------

        The Company's recurring losses and stockholders' deficit raise concern over the Company's ability to continue in existence. Management's plans in regards to continued existence are discussed in Note 2.

     Advertising
     -----------

     Advertising expenses are recognized in the period incurred. Advertising expenses totaled $3,612 in 2003 and $6,299 in 2002.

     Shipping and Handling Fees and Cost
     -----------------------------------

     Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be classified as cost of sales as disclosed in the notes to the financial statements. The Company included shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight and outbound freight are included in cost of sales.

     Reclassifications
     -----------------

     Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation. These reclassifications had no net income effect.



                                  (Continued)
                                       27

                     CENTURY CONTROLS INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED FEBRUARY 28, 2003 AND 2002


2.   Continued Existence
     -------------------

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


3.   Inventories
     -----------

     Inventories consisted of the following:
                                                        2003              2002
                                                     ---------         ---------

        Current inventory:
          Raw materials and work in process          $  53,134         $  49,786
                                                     ---------         ---------

        Long-term inventory:
          Repair inventory                             115,000           115,000
          Less valuation allowance (see Note 1)        115,000           106,000
                                                     ---------         ---------
                                                          -                9,000
                                                     ---------         ---------

                                                     $  53,134         $  58,786
                                                     =========         =========

4.   Fixed Assets
     ------------

     Fixed assets consisted of the following:
                                                        2003              2002
                                                     ---------         ---------

       Automobiles                                   $  33,202         $  33,202
       Furniture and equipment                          20,631            18,485
                                                     ---------         ---------

                                                     $  53,833         $  51,687
                                                     =========         =========

     Depreciation expense was $5,390 in fiscal year in 2003 and $5,874 in 2002.

                                   (Continued
                                       28

                     CENTURY CONTROLS INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED FEBRUARY 28, 2003 AND 2002

5.   Patents
     -------

     Patents consisted of the following at February 28:

                                                       2003              2002
                                                    ----------        ----------

        Patents                                      $  29,880        $  29,880
        Accumulated amortization                        (9,343)          (7,849)
        Reserve for impairment                         (10,000)         (10,000)
                                                    ----------        ----------

                                                     $  10,537        $  12,031
                                                    ==========        ==========

6.   Accounts Payable
     ----------------

     Accounts payable in the accompanying financial statements includes:

       0 $38,528 in 2002 and $30,772 in 2002 borrowed on credit cards bearing interest at 17.49% to 19.80% per annum.


7.   Note Payable - Stockholders
     ---------------------------

     Activity relating to the notes payable - stockholders is as follows:

                                                     2003               2002
                                                   ---------          ---------

        Beginning of year                          $  25,000          $  25,100
        Borrowings                                    53,000               -
        Repayments                                    (5,000)              -
                                                   ---------          ---------

        End of year                                $  73,100          $  25,100
                                                   =========          =========

     These loans are unsecured, due on demand and bear interest at rates from -0-% to 10%. Interest expense relating to these loans was $1,924 in 2003 and $1,520 in 2002. Accrued interest was $10,766 in 2003 and $8,842 in 2002.










                                  (Continued)
                                       29

                     CENTURY CONTROLS INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED FEBRUARY 28, 2003 AND 2002


8.   Reimbursable Expenses - Stockholders
     ------------------------------------

     Reimbursable expenses - stockholders in the accompanying financial statements include:

       0 $80,946 in 2003 and $59,680 in 2002 borrowed from an employee and stockholder on which the Company pays the interest on the employee's underlying credit card indebtedness at 12.5% per annum.

       0  $33,328 in 2003 and $38,679 in 2002 due the Company's
          president for unreimbursed expenses incurred on the Company's behalf.


9.   Long-Term Debt
     --------------
                                                          2003           2002
                                                       ---------      ---------

     Long-term debt consisted of the following:

        Convertible note payable, (see Note 11)-
          stated interest of 12%, interest payable
          monthly in installments of $1,000,
          imputed interest at 25%, balloon payment
          due July 1, 2002, unsecured.                 $ 100,000      $  94,988

        Note payable - bank, payable in monthly
          installments of $412 including
          interest at 10.12%, secured by
          automobile, final payment
          February 2004.                                   4,289          9,235
                                                       ---------      ---------
                                                         104,289        104,223
        Less current portion                             104,289          4,679
                                                       ---------      ---------

                                                       $    -         $  99,544
                                                       =========      =========

     Maturities of long-term debt are as follows:

        Years ending February 28,
          2004                                         $ 104,289
                                                       =========

     The convertible note payable is currently in default. The Company continues to make monthly interest payments. To date the note holder has not commenced collection efforts.




                                  (Continued)
                                       30

                     CENTURY CONTROLS INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED FEBRUARY 28, 2003 AND 2002


10.  Lease
     -----

     In September 2002, the Company entered into an office lease agreement which calls for monthly payments of $863 plus common area expense through August 31, 2005. Minimum payments due under this lease are as follows:

        Years ended February 28:
          2004                         $ 10,350
          2005                         $ 10,350
          2006                         $  6,038

     Rent expense charged to operations was $15,533 in 2003 and $15,793 in 2002.


11.  Stockholders' Equity
     --------------------

     Convertible Notes Payable:

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

     Note Payable - Stockholders:

     A $12,000 note issued October 28, 2002 is convertible into the Company's common stock at $.25 per share. Including accrued interest at 10% this note is potentially convertible into 52,800 shares of the company's common stock.

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


                                  (Continued)
                                       31

                     CENTURY CONTROLS INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED FEBRUARY 28, 2003 AND 2002


11.  Stockholders' Equity (Continued)
     --------------------

     Warrants:

     Warrants to purchase 10,000 common shares at $.25 per share for three years were issued to four members of the Board of Directors as compensation for their services as directors (40,000 shares in aggregate). The warrants have been extended to May 22, 2006.

     Warrants to purchase 108,750 shares for $.25 per share were issued to a business development consultant in connection with the August 1995 Private Placement. Additionally, warrants to purchase 64,000 shares for $.25 per share were issued to the consultant in consideration for other services rendered. The warrants expired August 1, 2002.

     Warrants to purchase 34,000 shares of common stock for $.18 per share for five years were issued to an employee. The warrants are due to expire February 19, 2006.

     Warrants to purchase 6,000 shares of common stock for $.10 her share for three years were issued to an employee. The warrants are due to expire May 22, 2006.

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

                    YEARS ENDED FEBRUARY 28, 2003 AND 2002


12.  Income Taxes
     ------------

     The Company and its wholly-owned subsidiary, Century Controls, Inc., file separate income tax returns. All operating results have historically been filed under Century Controls, Inc.

     Income taxes consisted of the following at:
                                                       February 28,
                                                  2003                 2002
                                                ---------            --------

        Current:
          Federal                               $    -               $   -
          State                                      -                   -
          State minimum fee                         (300)               (100)
                                                ---------            --------
                                                    (300)               (100)
                                                ---------            --------
        Deferred:
          Federal                                    -                   -
          State                                      -                   -
                                                ---------            --------
                                                     -                   -
                                                ---------            --------

        Income tax benefit (expense)            $   (300)            $  (100)
                                                =========            ========

     The reconciliation between expected federal income tax rates is as follows:

                                         2003                     2002
                                  ------------------       -------------------
                                   Amount    Percent        Amount     Percent
                                  --------   -------       --------    -------
       Expected federal tax       $ 25,600     34.0%       $ 67,700      34.0%
       Surtax exemption            (11,800)   (15.6)         (4,200)     (2.1)
       State income tax, net
         of federal tax
         benefit                     2,100      2.8           4,400       2.2
       Valuation and utilization
         of deferred tax assets
         and carryforwards         (15,900)   (21.2)        (67,900)    (34.1)
       State minimum fee              (300)     (.4)           (100)       -
                                  --------   ------        --------    -------

                                  $   (300)     (.4)%      $   (100)       -  %
                                  ========   ======        ========    =======


                                  (Continued)
                                       33

                     CENTURY CONTROLS INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED FEBRUARY 28, 2003 AND 2002


12.  Income Taxes (Continued)
     ------------

     Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109, and consisted of the following:

                                                             2003        2002
                                                           ---------  ---------

        Deferred tax assets:
          Allowance for doubtful accounts                  $   3,400  $   2,700
          Inventory  valuation allowance                      39,000     36,000
          Patent valuation allowance                           3,400      3,400
          Intangible  assets                                  39,000     39,000
          Warranty  accrual                                    1,000      1,000
          Carryforwards                                      387,000    386,000
                                                           ---------  ---------
       Gross deferred tax asset                              472,800    468,100
       Valuation  allowance                                 (471,800)  (466,100)
                                                           ---------  ---------
       Net  deferred  tax asset                                1,000      2,000
       Deferred tax liability:
         Accumulated depreciation                             (1,000)    (2,000)
                                                           ---------  ---------
        Net deferred tax asset (liability)                 $    -     $    -
                                                           =========  =========

     At February 28, 2001, the Company's wholly-owned subsidiary, Century Controls, Inc. has carryforwards available to offset its future taxable income as follows:

                                                          Federal        State
                                                            NOL           NOL
                                                        ----------     ---------
        2004                                            $  45,000      $  45,000
        2005                                               31,000         31,000
        2006                                               22,000         11,000
        2007                                               30,000         12,000
        2008                                              184,000         76,000
        2009                                               95,000         45,000
        2010                                                  -             -
        2011                                               61,000         30,000
        2012                                              125,000         66,000
        2013                                              106,000         49,000
        2014                                                 -              -
        2015                                               67,000         61,000
        2016                                               81,000         78,000
        2017                                              149,000        149,000
        2018                                               53,000         53,000
                                                       ----------      ---------

                                                       $1,049,000      $ 706,000
                                                       ==========      =========


                                  (Continued)
                                       34

                     CENTURY CONTROLS INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED FEBRUARY 28, 2003 AND 2002


12. Income Taxes (Continued)
    ------------

     The Company annually assesses its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards to determine which deferred tax assets are more likely than not to be utilized. The valuation allowance is maintained on deferred tax assets which the Company has not determined to be more likely than not realized at this time.


13.  Supplemental Cash Flow Disclosures
     ----------------------------------
                                                           February 28,
                                                       2003            2002
                                                    -----------     ----------

       Interest paid                                $    28,644     $   39,116
                                                    ===========     ==========

       Income taxes paid                            $       100     $      100
                                                    ===========     ==========


14.  Subsequent Events
     -----------------

     In March, April and May 2003, the Company's president loaned the Company $4,000 to meet on-going working capital needs.





                                  (Continued)
                                       35