Form 10QSB
period 2003-05-31
CENTURY CONTROLS INC
filed 2003-07-18
CIK 1100732

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 2003 4,763,635 shares of common stock.

Transitional Small Business Format:  Yes [ ]  No [X]

                                   FORM 10-QSB
                      CENTURY CONTROLS INTERNATIONAL, INC.

                                      INDEX
                                                                            Page
PART I.    Item 1.  Financial Statements                                      3

             Balance  Sheets as of May 31, 2003 and February 28, 2003         3

             Statements of  Operations  for the Three Months Ended            5
             May 31, 2003 and 2002

             Statements  of Cash Flows for the Three  Months Ended            6
             May 31, 2003 and 2002

             Notes to Financial Statements                                    7

           Item 2.  Management's  Discussion  and Analysis or                 8
           Plan of Operation

           Item 3.  Controls and Procedures                                   9

PART II.   Item 6.  Exhibits and Reports on Form 8-K                         10

           Signatures                                                        10

                          PART I. Financial Information
                          Item 1. Financial Statements


                      CENTURY CONTROLS INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                      May 31,    February 28,
                                                       2003         2003
                                                    ----------   ----------

                      ASSETS

Current assets:
   Cash                                             $    2,298   $        -
   Accounts receivable, trade,
     net of allowance for doubtful
     accounts of $12,500 in 2003 and
     $8,000 in 2003                                    130,947      223,432
   Inventories                                          61,560       53,134
   Prepaid expenses                                      2,415        2,415
                                                    ----------   ----------

         Total current assets                          197,220      278,981
                                                    ----------   ----------


Fixed assets                                            53,833       53,833
   Less accumulated depreciation                        43,573       42,226
                                                    ----------   ----------

         Net fixed assets                               10,260       11,607
                                                    ----------   ----------


Other assets:
   Inventories, less valuation allowance of
     $115,000 in 2003 and $115,000 in 2003                   -            -
   Patents, net                                         10,163       10,537
                                                    ----------   ----------

         Total other assets                             10,163       10,537
                                                    ----------   ----------








         Total assets                               $  217,643   $  301,125
                                                    ==========   ==========


                       See Notes to Financial Statements.

                      CENTURY CONTROLS INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                     May 31,     February 28,
                                                      2003          2003
                                                   ----------    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------

Current liabilities:
   Current portion of long-term debt               $  102,813    $  104,289
   Notes payable - stockholders                        73,100        73,100
   Bank overdraft                                           -         3,988
   Accounts payable                                   135,532       171,167
   Accrued expenses:
     Payroll and related                              163,538       179,603
     Warranty                                           3,000         3,000
     Interest                                          11,786        10,806
     State minimum fee                                      -           300
     Reimburseable expenses - stockholders            104,099       114,274
                                                   ----------    ----------

         Total current liabilities                    593,868       660,527


Long-term debt:
   Notes payable, net of current maturities                 -             -
                                                   ----------    ----------

         Total liabilities                            593,868       660,527
                                                   ----------    ----------


Stockholders' equity (deficit):
   Common stock, $.004 par value, 50,000,000
     shares authorized; issued and
     outstanding 4,763,635 in 2003 and
     4,763,635 in 2003                                 17,555        17,555
   Additional paid-in capital                       1,313,699     1,313,699
   Accumulated deficit                             (1,707,479)   (1,690,656)
                                                   ----------    ----------

         Total stockholders' equity (deficit)        (376,225)     (359,402)
                                                   ----------    ----------



         Total liabilities and
           stockholders' equity (deficit)          $  217,643    $  301,125
                                                   ==========    ==========



                       See Notes to Financial Statements.

                      CENTURY CONTROLS INTERNATIONAL, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT


                                                       Three Months Ended
                                                      ---------------------
                                                      May 31,        May 31,
                                                       2003           2002
                                                    ----------     ----------

Net sales                                           $  161,168     $   72,217

Cost of sales                                           51,541         25,293
                                                    ----------     ----------

         Gross profit                                  109,627         46,924

Operating expenses                                     122,188        104,238
                                                    ----------     ----------

         Operating loss                                (12,561)       (57,314)
                                                    ----------     ----------

Other expenses:
   Interest expense                                     (4,262)        (4,094)
                                                    ----------     ----------

         Total other income (expense)                   (4,262)        (4,094)
                                                    ----------     ----------

         Net loss before income taxes                  (16,823)       (61,408)

Income taxes                                                 -              -
                                                    ----------     ----------

         Net loss                                   $  (16,823)    $  (61,408)
                                                    ==========     ==========

Basic earnings per share                            $        -     $     (.01)
                                                    ==========     ==========
   Weighted-average number of
     shares outstanding                              4,763,635      4,263,635
                                                    ==========     ==========

Diluted earnings per share                          $        -     $     (.01)
                                                    ==========     ==========
   Weighted-average number of
     shares outstanding                              4,763,635      4,263,635
                                                    ==========     ==========

                       See Notes to Financial Statements.

                      CENTURY CONTROLS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Three Months Ended
                                                     ------------------------
                                                       May 31,       May 31,
                                                        2003          2002
                                                     ----------    ----------
Cash flows from operating activities:
  Net loss                                           $ (16,823)    $ (61,408)
  Adjustments to reconcile net loss to
    net cash flows from operating activities:
      Depreciation                                       1,347         1,339
      Amortization                                         374           374
      Inventory valuation allowance                          -         2,000
      Decrease (increase) in:
         Accounts receivable - trade                    92,484         6,522
         Inventories                                    (8,426)        1,648
         Prepaid expense                                     -           500
       Increase (decrease) in:
         Bank overdraft                                 (3,988)       (1,106)
         Accounts payable and accrued expenses         (61,194)       20,364
                                                     ---------     ---------

Net cash used by operating activities                    3,774       (29,767)
                                                     ---------     ---------

Cash flows from financing activities:
  Net borrowings on notes payable
    - stockholders                                           -        30,500
  Payment of long-term debt                             (1,476)         (733)
                                                     ---------     ---------

Net cash provided by financing activities               (1,476)       29,767
                                                     ---------     ---------

Increase (decrease) in cash                              2,298             -

Cash, beginning of period                                    -             -
                                                     ---------     ---------

Cash, end of period                                  $   2,298     $       -
                                                     =========     =========


                       See Notes to Financial Statements.

                      CENTURY CONTROLS INTERNATIONAL, INC.

                          Notes to Financial Statements


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its February 28, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ending February 28, 2004.

      Item 2. Management's Discussion and Analysis or Plan of Operation

General

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

Results of Operations

Three Months periods Ended May 31, 2003 and 2002

     Century had net sales of $161,168 and $72,217 for the three-month periods ended May 31, 2003 and 2002, respectively, which represents a 123% increase. This increase is primarily the result of increased marketing efforts.

     In the three-month period ended May 31, 2003, Century's cost of sales was $51,541 compared to $25,293 for the three-month period ended May 31, 2002. Such costs, as a percentage of net sales for these periods were 32% and 35%, respectively.

     Operating expenses for the three-month periods ended May 31, 2003 and 2002, were $122,188 and $104,238, respectively. The higher operating expense is attributable to the hiring of additional sales staff. Century also has interest expense of $4,262 for the three months ended May 31, 2003, compared to $4,094 for the comparable period in 2002.

     As a result of the foregoing factors, Century realized a net loss of $16,823 for the three months ended May 31, 2003, as compared to a net loss of $61,408 for the three months ended May 31, 2002.

Liquidity and Capital Resources

     At May 31, 2003, Century had a working capital deficit of $396,648 as compared to a working capital deficit of $381,546 at February 28, 2003. Century's cash balance at May 31, 2003 was $2,298. The loan from Michael Baghdoian in the amount of $100,000 came due July 1, 2002, and Century lacks the capital necessary to repay this loan. Century is paying the monthly interest on this loan and is in negotiations with Mr. Baghdoian regarding an extension, but no agreement for extending the loan has yet been reached. These factors and Century's history of recurring losses raise substantial doubt about its ability to continue as a going concern.

     An employee and stockholder of Century, Howard Worden, incurred expenses on Century's behalf. Century has not had the monies necessary to reimburse Mr. Worden for these advances. At May 31, 2003 Century was indebted to Mr. Worden for reimbursable expenses totaling $71,997. Century does pay interest on a credit card of Mr. Worden's underlying some of this obligation.

     Century's president, director and principal stockholder, Leo Christensen, has also incurred expenses on Century's behalf. Century has not had the monies necessary to reimburse Mr. Christiansen for these advances. At May 31, 2003
Century was indebted to Mr. Christiansen for reimbursable expenses totaling $32,102. Mr. Christiansen also deferred his salary in fiscal years 2003 and 2002 and the quarter ended May 31, 2003, so that at May 31, 2003 Century was indebted to Mr. Christiansen for accrued salary totaling $94,300. Mr. Christiansen advanced funds to Century during fiscal years 2003 and 2002 to help meet cash flow needs, so that at May 31, 2003 the notes payable to Mr. Christiansen was $45,700.

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

Item 3.  Controls and Procedures

     Within 90 days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K:  None.

Exhibits:  Presented  in  Exhibit  99.1  are  the  Certifications  of the  Chief
Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CENTURY CONTROLS INTERNATIONAL, INC.



Date: July 18, 2003                 By: /s/ Leo Christiansen
                                        Chief Executive Officer and
                                        Chief Financial Officer

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



Date: July 18, 2003                       By: /s/ Leo Christiansen
                                              Chief Executive Officer and
                                              Chief Financial Officer