Form 10QSB
period 2003-08-31
CENTURY CONTROLS INC
filed 2003-10-28
CIK 1100732

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 2003 4,763,635 shares of common stock.

Transitional Small Business Format:  Yes [ ]  No [X]

                                   FORM 10-QSB
                      CENTURY CONTROLS INTERNATIONAL, INC.

                                      INDEX
                                                                            Page
PART I.   Item 1.  Financial Statements                                        3

            Balance Sheets as of August 31, 2003 and February 28, 2003         3

            Statements of Operations for the Three Months and                  5
            Six Months Ended August 31, 2003 and 2002

            Statement  of Cash Flows for the Six Months Ended                  6
            August 31, 2003 and 2002

            Notes to Financial Statements                                      7

          Item 2.  Management's Discussion and Analysis or Plan of Operation   8

          Item 3.  Controls and Procedures                                     9

PART II.  Item 6.  Exhibits and Reports on Form 8-K                            9

          Signatures                                                          10

                          PART I. Financial Information
                          Item 1. Financial Statements

                      CENTURY CONTROLS INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                  August 31,     February 28,
                                                     2003            2003
                                                  ----------     -----------

                      ASSETS

Current assets:
   Cash                                           $        -      $       -
   Accounts receivable, trade,
     net of allowance for doubtful
     accounts of $12,500 in 2003 and
     $8,000 in 2003                                   85,252        223,432
   Inventories                                        78,104         53,134
   Prepaid expenses                                    2,415          2,415
                                                  ----------     ----------

         Total current assets                        165,771        278,981
                                                  ----------     ----------


Fixed assets                                          37,699         53,833
   Less accumulated depreciation                      27,992         42,226
                                                  ----------     ----------

         Net fixed assets                              9,707         11,607
                                                  ----------     ----------


Other assets:
   Inventories, less valuation allowance of
     $115,000 in 2003 and $115,000 in 2003                 -              -
   Patents, net                                        9,790         10,537
                                                  ----------     ----------

         Total other assets                            9,790         10,537
                                                  ----------     ----------







         Total assets                             $  185,268     $  301,125
                                                  ==========     ==========

                       See Notes to Financial Statements.

                      CENTURY CONTROLS INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                   August 31,    February 28,
                                                      2003          2003
                                                   ----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------

Current liabilities:
   Current portion of long-term debt               $  101,104    $  104,289
   Notes payable - stockholders                        73,100        73,100
   Bank overdraft                                       2,861         3,988
   Accounts payable                                   126,090       171,167
   Accrued expenses:
     Payroll and related                              165,114       179,603
     Warranty                                           3,000         3,000
     Interest                                          12,266        10,806
     State minimum fee                                      -           300
     Reimburseable expenses - stockholders            109,253       114,274
                                                   ----------    ----------

         Total current liabilities                    592,788       660,527


Long-term debt:
   Notes payable, net of current maturities                 -             -
                                                   ----------    ----------

         Total liabilities                            592,788       660,527
                                                   ----------    ----------


Stockholders' equity (deficit):
   Common stock, $.004 par value, 50,000,000
     shares authorized; issued and
     outstanding 4,763,635 in 2003 and
     4,763,635 in 2003                                 17,555        17,555
   Additional paid-in capital                       1,313,699     1,313,699
   Accumulated deficit                             (1,738,774)   (1,690,656)
                                                   ----------    ----------

         Total stockholders' equity (deficit)        (407,520)     (359,402)
                                                   ----------    ----------



         Total liabilities and
           stockholders' equity (deficit)          $  185,268    $  301,125
                                                   ==========    ==========

                       See Notes to Financial Statements.

                      CENTURY CONTROLS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Three Months Ended            Six Months Ended
                                -----------------------     ------------------------
                                August 31,    August 31,     August 31,   August 31,
                                  2003          2002           2003         2002
                                ----------    ----------    ----------    ----------
Net sales                       $  177,617    $  136,219    $  338,724    $  208,436

Cost of sales                      101,444        34,083       161,899        59,376
                                ----------    ----------    ----------    ----------

      Gross profit                  76,173       102,136       176,825       149,060

Operating expenses                 100,036       124,541       213,249       231,347
                                ----------    ----------    ----------    ----------

      Operating income (loss)      (23,863)      (22,405)      (36,424)      (82,287)
                                ----------    ----------    ----------    ----------

Other income (expenses):
  Gain on sale of fixed asset        2,000             -         2,000             -
  Inventory valuation allowance          -        (1,000)            -        (3,000)
  Interest expense                  (9,632)       (6,136)      (13,694)      (16,021)
                                ----------    ----------    ----------    ----------

      Total other expenses          (7,632)       (7,136)      (11,694)      (19,021)
                                ----------    ----------    ----------    ----------

      Net income (loss) before
        income taxes               (31,495)      (29,541)      (48,118)     (101,308)

Income taxes                             -             -             -             -
                                ----------    ----------    ----------    ----------

      Net income (loss)            (31,495)      (29,541)      (48,118)     (101,308)

Other comprehensive
  income (loss)                          -             -             -             -
                                ----------    ----------    ----------    ----------

Comprehensive income (loss)     $  (31,495)   $  (29,541)   $  (48,118)   $ (101,308)
                                ==========    ==========    ==========    ==========

Basic earnings per share        $     (.01)   $     (.01)   $     (.01)   $     (.02)
                                ==========    ==========    ==========    ==========

Weighted-average number of
  shares outstanding             4,763,635     4,569,130     4,763,635     4,263,635
                                ==========    ==========    ==========    ==========

Diluted earnings per share      $     (.01)   $     (.01)   $     (.01)   $     (.02)
                                ==========    ==========    ==========    ==========

Weighted-average number of
  shares outstanding             4,763,635     4,569,130     4,763,635     4,263,635
                                ==========    ==========    ==========    ==========


                       See Notes to Financial Statements.

                      CENTURY CONTROLS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Six Months Ended
                                                     -----------------------
                                                     August 31,    August 31,
                                                       2003          2002
                                                     ---------     ---------
Cash flows from operating activities:
   Net loss                                          $ (48,118)    $(101,308)
  Adjustments to reconcile net loss to
    net cash flows from operating activities:
      Depreciation                                       2,275         2,677
      Amortization                                         747           747
      Inventory valuation allowance                          -         3,000
      Imputed interest on convertible
        debenture                                            -         5,012
      Stock issued for services                              -           300
      Gain on sale of fixed asset                       (2,000)            -
       Decrease (increase) in:
        Accounts receivable - trade                    138,180       (25,532)
         Inventories                                   (24,970)       10,943
         Prepaid expense                                     -          (462)
       Increase (decrease) in:
         Accounts payable and accrued expenses         (63,802)       69,956
                                                     ---------     ---------

Net cash used by operating activities                    2,312       (34,667)
                                                     ---------     ---------

Cash flows from investing activities:
  Proceeds from sale of fixed asset                      2,000             -
                                                     ---------     ---------

Cash flows from financing activities:
   Bank overdraft                                       (1,127)         (248)
  Proceeds from common stock                                 -           200
  Net borrowings on notes payable
    - stockholders                                           -        37,254
   Payment of long-term debt                            (3,185)       (2,539)
                                                     ---------     ---------

Net cash provided by financing activities               (4,312)       34,667
                                                     ---------     ---------

Increase (decrease) in cash                                  -             -

Cash, beginning of period                                    -             -
                                                     ---------     ---------

Cash, end of period                                  $       -     $       -
                                                     =========     =========


                       See Notes to Financial Statements.

                      CENTURY CONTROLS INTERNATIONAL, INC.

                          Notes to Financial Statements


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its February 28, 2003 Annual Report on Form 10-KSB. Operating results for the Six months ended August 31, 2003 are not necessarily indicative of the results that may be expected for the year ending February 28, 2004.

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

Results of Operations

Six Months periods Ended August 31, 2003 and 2002

     Century had net sales of $337,724 and $208,436 for the six-month periods ended August 31, 2003 and 2002, respectively, which represents a 63% increase. This increase is primarily the result of increased marketing efforts.

     In the six-month period ended August 31, 2003, Century's cost of sales was $161,899 compared to $59,376 for the six-month period ended August 31, 2002. Such costs, as a percentage of net sales for these periods were 48% and 28%, respectively.

      Operating expenses for the six-month periods ended August 31, 2003 and 2002, were $213,249 and $231,347, respectively. Century also has interest expense of $13,694 for the six months ended August 31, 2003, compared to $16,021 for the comparable period in 2002.

     As a result of the foregoing factors, Century realized a net loss of $48,118 for the six months ended August 31, 2003, as compared to a net loss of $101,308 for the six months ended August 31, 2002.

Liquidity and Capital Resources

     At August 31, 2003, Century had a working capital deficit of $407,520 as compared to a working capital deficit of $381,546 at February 28, 2003. Century had a bank overdraft at August 31, 2003 of $2,861. The loan from Michael Baghdoian in the amount of $100,000 came due July 1, 2002, and Century lacks the capital necessary to repay this loan. Century is paying the monthly interest on this loan and is in negotiations with Mr. Baghdoian regarding an extension, but no agreement for extending the loan has yet been reached. These factors and Century's history of recurring losses raise substantial doubt about its ability to continue as a going concern.

     An employee and stockholder of Century, Howard Worden, incurred expenses on Century's behalf. Century has not had the monies necessary to reimburse Mr. Worden for these advances. At August 31, 2003 Century was indebted to Mr. Worden for reimbursable expenses totaling $78,594. Century does pay interest on a credit card of Mr. Worden's underlying some of this obligation.

     Century's president, director and principal stockholder, Leo Christensen, has also incurred expenses on Century's behalf. Century has not had the monies necessary to reimburse Mr. Christiansen for these advances. At August 31, 2003 Century was indebted to Mr. Christiansen for reimbursable expenses and salary deferred in fiscal years 2003 and 2002 in the aggregate amount of $129,559. Mr. Christiansen advanced funds to Century during fiscal years 2003 and 2002 to help meet cash flow needs, so that at August 31, 2003 the notes payable to Mr. Christiansen was $45,700.

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

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K:  None.

Exhibits:  Presented  in Exhibits  31.1 and 32.1 are the  Certifications  of the
Chief   Executive   Officer  and  Chief  Financial   Officer   required  by  the
Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CENTURY CONTROLS INTERNATIONAL, INC.


Date: October 27, 2003                By: /s/ Leo Christiansen
                                          Chief Executive Officer and Chief
                                          Financial Officer