Form 10QSB
period 2003-11-30
CENTURY CONTROLS INC
filed 2004-01-20
CIK 1100732

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 15, 2004 4,763,635 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                                   FORM 10-QSB
                      CENTURY CONTROLS INTERNATIONAL, INC.

                                      INDEX
                                                                            Page
PART I.       Item 1.  Financial Statements                                  3

                 Balance  Sheets  as of  November  30,  2003 and             3
                   February 28, 2003

                 Statements of  Operations  for the Three Months             4
                   and Nine Months Ended November 30, 2003 and 2002

                 Statements  of Cash  Flows for the Nine  Months             5
                   Ended November 30, 2003 and 2002

                 Notes to Financial Statements                               6

              Item 2.  Management's  Discussion  and Analysis or            10
                 Plan of Operation

              Item 3.  Controls and Procedures                              11

PART II.      Item 6.  Exhibits and Reports on Form 8-K                     11

              Signatures                                                    12

         PART I. Financial Information/ Item 1. Financial Statements

                      CENTURY CONTROLS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      November 30,  February 28,
                                                         2003           2003
                                                      (unaudited)    (audited)
                                                      ------------  ------------

                                     ASSETS
Current assets:
  Accounts receivable, trade, net of allowance for
    doubtful accounts of $15,047 at November 30, 2003
    and $12,500 at February 28, 2003                  $   119,816   $   223,432
  Inventories, net                                         96,782        53,134
  Prepaid expenses                                          2,415         2,415
                                                      ------------  ------------
     Total current assets                                 219,013       278,981
                                                      ------------  ------------

Property and equipment                                     37,699        53,833
  Less accumulated depreciation                            29,340        42,226
                                                      ------------  ------------
     Net property and equipment                             8,359        11,607
                                                      ------------  ------------

  Patents, net                                              9,416        10,537
                                                      ------------  ------------

       Total assets                                   $   236,788   $   301,125
                                                      ============  ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Cash in excess of bank balance                      $    11,404   $     3,988
  Current portion of long-term debt                       100,252       104,289
  Notes payable - stockholders                             73,100        73,100
  Accounts payable and other accrued expenses             157,155       171,167
  Accrued expenses:
    Payroll and related                                   181,851       179,603
    Warranty                                                3,000         3,000
    Interest                                               12,266        10,806
    State minimum fee                                           -           300
    Reimbursable expenses - stockholders                  114,066       114,274
                                                      ------------  ------------
     Total current liabilities                            653,094       660,527

Stockholders' deficit:
  Common stock, $.004 par value, 50,000,000
   authorized 4,763,635 issued and outstanding             19,055        19,055
  Additional paid-in capital                            1,331,430     1,312,199
  Accumulated deficit                                  (1,766,791)   (1,690,656)
                                                      ------------  ------------
     Total stockholders' deficit                         (416,306)     (359,402)
                                                      ------------  ------------

       Total liabilities and stockholders' deficit    $   236,788   $   301,125
                                                      ============  ============

         See Accompanying Notes to Consolidated Financial Statements.

                      CENTURY CONTROLS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three Months Ended      Nine Months Ended
                                             November 30,           November 30,
                                        ----------------------- -----------------------
                                           2003        2002        2003       2002
                                              (unaudited)            (unaudited)
                                        ----------------------- -----------------------
Net sales                               $  142,919  $  168,327  $  481,642  $  376,764

Cost of sales                               50,739      49,542     212,638     108,918
                                        ----------- ----------- ----------- -----------

  Gross profit                              92,180     118,785     269,004     267,846

Operating expenses                         107,744     122,145     320,993     353,192
                                        ----------- ----------- ----------- -----------

    Operating loss                         (15,564)     (3,360)    (51,989)    (85,346)
                                        ----------- ----------- ----------- -----------

Other income (expenses):
  Gain on sale of property and equipment         -           -       2,000           -
  Inventory valuation allowance                  -      (1,000)          -      (4,000)
  Interest expense                         (12,452)     (7,360)    (26,146)    (23,382)
                                        ----------- ----------- ----------- -----------

    Total other expenses                   (12,452)     (8,360)    (24,146)    (27,382)
                                        ----------- ----------- ----------- -----------

Loss before income taxes                   (28,016)    (11,720)    (76,135)   (112,728)

Income taxes                                     -           -           -           -
                                        ----------- ----------- ----------- -----------

  Net loss                              $  (28,016) $  (11,720) $  (76,135) $ (112,728)
                                        =========== =========== =========== ===========


Basic and diluted loss per share        $    (0.01) $    (0.00) $    (0.02) $    (0.02)
                                        =========== =========== =========== ===========

Weighted-average number of
  shares outstanding                     4,763,635   4,763,635   4,763,635   4,530,180
                                        =========== =========== =========== ===========

          See Accompanying Notes to Consolidated Financial Statements.

                  CENTURY CONTROLS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       Nine Months Ended
                                                          November 30,
                                                        2003       2002
                                                      ---------  ---------
Cash flows from Operating Activities:
  Net loss                                           $(76,135)  $(112,728)
  Adjustments to reconcile net loss to net cash
  flows from operating activities:
    Depreciation and amortization                        4,793      8,559
    Gain on sale of property and equipment              (2,000)         0
    Inventory valuation allowance                            0      4,000
    Imputed interest on convertible debenture                0      5,012
    Stock issued for services                                0        300
    Warrants issued for services                        19,231          0
  Decrease (increase) in:
    Accounts receivable, net                           103,616   (105,493)
    Inventories, net                                   (43,648)     6,022
    Prepaid expenses                                         0       (518)
    Accounts payable and other accrued expenses        (14,012)    38,083
    Accrued expenses:
     Payroll and related expenses                        2,248    100,038
     Warranty                                                0          0
     Interest                                            1,460      2,532
     State Minimum Fee                                    (300)         0
     Reimbursable expenses                                (208)         0
                                                      ---------  ---------
  Net Cash Flows from Operating Activities              (4,955)   (54,193)
                                                      ---------  ---------

Cash Flows from Investing Activities:
  Proceeds from the sale of property and equipment       2,000          0
  Purchase of property and equipment                      (424)         0
                                                      ---------  ---------
  Net Cash Flows from Investing Activities               1,576          0
                                                      ---------  ---------

Cash Flows from Financing Activities
  Cash in excess of bank balance                         7,416     (2,864)
  Proceeds from convertible debenture                        0        200
  Proceeds from note payable - stockholder                   0     48,566
  Payments on note payable - stockholder                (4,037)         0
  Proceeds from note payable                                 0     12,000
  Payment on note payable                                    0     (3,709)
                                                      ---------  ---------
  Net Cash Flows from Financing Activities               3,379     54,193
                                                      ---------  ---------

INCREASE (DECREASE) IN CASH                                  0          0

Cash, beginning of period                                    0          0
                                                      ---------  ---------

Cash, end of period                                  $       0  $       0
                                                      =========  =========

Cash paid for interest                               $  24,686  $  45,742
                                                      =========  =========

             See Notes to Consolidated Financial Statements.

                      CENTURY CONTROLS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 2003 AND 2002


Note 1 - BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its February 28, 2003 Annual Report on Form 10-KSB. Operating results for the nine months ended November 30, 2003 are not necessarily indicative of the results that may be expected for the year ending February 29, 2004.

In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.


Note 2 - SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Share
Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents had been issued. Common stock equivalents outstanding of 1,141,000 with a weighted average exercise price of $0.25 for the three and nine months ended November 30, 2003 and 2002 were anti-dilutive.

Inventories
Inventories are stated at the lower of first-in, first-out cost or market. The Company had a reserve for obsolescence of inventory of $115,000 at both November 30, 2003 and February 28, 2003.

Note 3 - PATENTS

Costs incurred obtaining patents on the Company's proprietary products are recorded at cost and amortized over the life of the patents, generally 20 years. Future amortization expense is as follows for the years ending February 28:

                 2004                                         $ 1,494
                 2005                                           1,494
                 2006                                           1,494
                 2007                                           1,494
                 2008                                           1,494
                 Thereafter                                     1,946
                                                              -------
                     Total                                    $ 9,416
                                                              =======


Note 4 - WARRANTIES

The Company offers varying warranty terms on its products sold to customers. An accrued liability for warranties is established at the time the products are sold. Warranty and repair costs are charged against the accrual when incurred. Accrued liabilities are analyzed and adjusted by management throughout the year. Accrued warranties consisted of the following at:

                                                 November 30,    February 28,
                                               -------------------------------
                                                    2003             2003
                                               --------------- ---------------

Balance, beginning of year                      $       3,000   $       3,000
Increase in reserve                                         0               0
Reductions for warranty costs                              (0)             (0)
Adjustments for changes in estimates                       (0)              0
                                               --------------- ---------------

Balance, end of period                          $       3,000   $       3,000
                                               =============== ===============


Note 5 - RELATED PARTY TRANSACTIONS

Reimbursable expenses - stockholders in the accompanying financial statements include:

     $85,396 at November 30, 2003 and $80,946 at February 28, 2003 borrowed from an employee and stockholder on which the Company pays the interest on the employee's underlying credit card indebtedness at 12.5% per annum. Interest expense included in the balance was $3,480 and $2,469 for the three months ended November 30, 2003 and 2002 and $9,464 and $5,149 for the nine months ended November 30, 2003 and 2002, respectively.

     $28,670 at November 30, 2003 and $33,328 at February 28, 2003 due the Company's president for unreimbursed expenses incurred on the Company's behalf. The Company is currently not paying any interest related to these expenses.

Note 6 - WARRANTS

The Company granted 591,000 four-year warrants in 2003 to purchase shares of common stock for $.25 for services rendered and recorded an expense of $19,231 for the three and nine months ended November 30, 2003.

Note 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial position or results of operations or cash flow.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's consolidated financial position or results of operations or cash flow.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 31, 2002 and for the interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company's consolidated financial position or results of operations or cash flow.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial position or results of operations or cash flow.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments as defined by SFAS No. 150. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial position or results of operations or cash flow.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not effect the Company's consolidated financial position or results of operations or cash flow.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after December 15, 2004. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company does not expect the adoption of FIN 46 to have a material effect on its consolidated financial position or results of operations or cash flow.

      Item 2. Management's Discussion and Analysis or Plan of Operation

General

     Century Controls Invernational, Inc. develops and markets oxygen control, boiler loading control, multiple boiler control, and air compressor control systems used in industrial and commercial applications. Century's control systems are designed to resolve common problems such as excess fuel consumption, excessive stack exit temperatures and increased stack emissions. With the introduction of Century's control systems, boilers operate at high efficiency, which result in lower energy consumption, lower nitrogen oxide emissions, less wear on boiler systems and significant savings on fuel costs and system repairs.

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

Results of Operations

Nine Months periods Ended November 30, 2003 and 2002

     Century had net sales of $481,642 and $376,764 for the nine-month periods ended November 30, 2003 and 2002, respectively, which represents a 28% increase. This increase is primarily the result of increased marketing efforts.

     In the nine-month period ended November 30, 2003, Century's cost of sales was $212,638 compared to $108,918 for the nine-month period ended November 30, 2002. Such costs, as a percentage of net sales for these periods were 44% and 29%, respectively.

Operating expenses for the nine-month periods ended November 30, 2003 and 2002, were $320,993 and $353,192, respectively. Century also has interest expense of $26,146 for the nine months ended November 30, 2003, compared to $23,382 for the comparable period in 2002.

     As a result of the foregoing factors, Century realized a net loss of $76,135 for the nine months ended November 30, 2003, as compared to a net loss of $112,728 for the nine months ended November 30, 2002.

Liquidity and Capital Resources

     At November 30, 2003, Century had a working capital deficit of $434,081 as compared to a working capital deficit of $381,546 at February 28, 2003. Century had a bank overdraft at November 30, 2003 of $11,404. The loan from Michael Baghdoian in the amount of $100,000 came due July 1, 2002, and Century lacks the capital necessary to repay this loan. Century is paying the monthly interest on this loan and is in negotiations with Mr. Baghdoian regarding an extension, but no agreement for extending the loan has yet been reached. These factors and Century's history of recurring losses raise substantial doubt about its ability to continue as a going concern.

     An employee and stockholder of Century, Howard Worden, incurred expenses on Century's behalf. Century has not had the monies necessary to reimburse Mr. Worden for these advances. At November 30, 2003 Century was indebted to Mr. Worden for reimbursable expenses totaling $85,396. Century does pay interest on a credit card of Mr. Worden's underlying some of this obligation, which was $9,464 for the nine months ended November 30, 2003.

     Century's president, director and principal stockholder, Leo Christensen, has also incurred expenses on Century's behalf. Century has not had the monies necessary to reimburse Mr. Christiansen for these advances. At November 30, 2003 Century was indebted to Mr. Christiansen for reimbursable expenses and salary deferred in fiscal years 2003 and 2002 in the aggregate amount of $141,370. Mr. Christiansen advanced funds to Century during fiscal years 2003 and 2002 to help meet cash flow needs, so that at November 30, 2003 the notes payable to Mr. Christiansen was $45,700.

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

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: On October 30, 2003, Century filed a report on Form 8-K reporting under Item 4 the resignation of its former independent accountant.

Exhibits: Copies of the following documents are furnished as exhibits to this report.

Exhibit No.   SEC Ref. No.   Title of Document

   31.1            31        Certification of the Chief Executive Officer and
                             Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1            32        Certifications of the Chief Executive Officer and
                             Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CENTURY CONTROLS INTERNATIONAL, INC.


Date: January 19, 2004                    By: /s/ Leo Christiansen
                                              Chief Executive Officer and Chief
                                              Financial Officer