Form 10KSB
period 2004-02-29
CENTURY CONTROLS INC
filed 2004-06-16
CIK 1100732

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 29, 2004, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from ________ to _______

                          Commission File No. 000-30313

                      CENTURY CONTROLS INTERNATIONAL, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Utah                                        41-1294552
  --------------------------------             ---------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)

              3140 Neil Armstrong Blvd, Suite 226, Eagan, MN 55121
              ----------------------------------------------------
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

The Registrant's revenues for its most recent fiscal year:  $550,955.

The aggregate market value of voting stock held by non-affiliates: As of the date this report is filed there is no public market for the common stock of the issuer, so the aggregate market value of such stock is $0.

As of February 29, 2004, the Registrant had outstanding 4,763,635 shares of common stock, par value $0.004.

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                   Page

Part I

1. Description of Business                                                  3

2. Description of Properties                                                6

3. Legal Proceedings                                                        6

4. Submission of Matters to a Vote of Security Holders                      6

Part II

5. Market for Common Equity and Related Stockholder Matters                 6

6. Management's Discussion and Analysis of Financial Condition              6
   and Results of Operations

7. Financial Statements                                                     8

8. Changes in and Disagreements with Accountants on Accounting and          8
   Financial Disclosure

8A. Controls and Procedures                                                 9


Part III

9. Directors, Executive Officers, Promoters and Control Persons;           10
   Compliance with Section 16(a) of the Exchange Act

10. Executive Compensation                                                 11

11. Security Ownership of Certain Beneficial Owners and Management         12

12. Certain Relationships and Related Transactions                         13

13. Exhibits and Reports on Form 8-K                                       13

14. Principal Accountant Fees and Services                                 14

Signatures                                                                 14

                        FORWARD-LOOKING STATEMENT NOTICE

         When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1", Description of Business," and "Item 6", Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

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

         Excessive energy consumption and pollution control are recognized as significant problems to be addressed now and in the future. More than a half a dozen states and Canada have already mandated installation of "BACT" (Best Available Control Technology) on tens of thousands of boilers. Governmental consortia including the Southern California Air Quality District and NESCAUM (Northeast States for Coordinated Air Use Management) are also mandating emission standards for boilers. Companies, like Century, which offer products addressing this problem, expect to see expanding markets for their products with increasing environmental consciousness and government regulation.

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

Products

         Century offers products suitable for a wide variety of boiler system configurations. The following is a list of products and uses:

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

         Century currently employs two sales persons who market its products directly to end-users. Century generates product brochures for distribution to its independent sales representatives, boiler system contractors, industrial and commercial boiler system users, and compressor distributors. Century also advertises in trade publications and uses its sales persons to respond to prospective customers that respond to the advertisements.

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

         Century's warranty on its products covers all material and workmanship for a one-year period from start-up date. The warranty for products installed by a Century technician is for a two-year period from start-up date..

         One independent distributor, C&C Boiler Sales & Service, Inc., was responsible for 28% of Century's total sales in fiscal years 2004 and 2003. Century expects this distributor to account for approximately 15% of total sales in fiscal year 2005.

Competition

         Principal competitors are Rosemount Engineering, Preferred Instruments, and Heat Timer. Century competes with these companies on the basis of the features it offers in its products. Management believes this approach will be successful in the future because consulting engineers are starting to specify Century's products for systems they design for end users.

Government Regulation

         There is no meaningful government regulation of Century's products or business.

Employees

         As of February 29, 2004, Century had six employees, none of whom are represented by labor unions. Management considers its relations with its employees to be good.

                        ITEM 2. DESCRIPTION OF PROPERTIES

         The office facilities of Century consist of approximately 1,100 square feet of space in a single building located at 3140 Neil Armstrong Blvd., in Eagan, Minnesota. The facilities are leased at a monthly rate of $863 plus area expenses under a lease that expires in August 2005. Management believes that the office space is adequate for Century's anticipated needs for at least the next 12 months. The plant facilities are located in Park Rapids, Minnesota.


                            ITEM 3. LEGAL PROCEEDINGS

         Century is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against Century have been threatened.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders in the fiscal quarter ended February 29, 2004.

                                    PART III

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of Century trades sporadically in the over-the-counter market. During the years ended February 28, 2003, there were no published inter-dealer bid prices for Century's common stock and no meaningful trading activity. Beginning April 2003, bid and asked price information for Century's common stock was quoted on the OTC Bulletin Board under the ticker symbol "CUYC". Our high and low trading prices for year quarter of fiscal 2004 were as follows:

Quarter                                      High                   Low
-------                                      ----                   ---
First                                 $             0.25    $             0.02
Second                                $             0.09    $             0.04
Third                                 $             1.01    $             0.04
Fourth                                $             0.60    $             0.30

         At February 29, 2004, there were approximately 217 holders of record of the common stock.

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

Results of Operations, Fiscal Years Ended February 29, 2004 and February 28,
2003

         Century had net sales of $550,955 and $655,212 for the fiscal years ended February 29, 2004 and February 28, 2003, respectively; which represents a 15.9% decrease. This decrease is primarily the result of economic conditions plus time and effort spent in developing new controls with communications capabilities distracted from sales. One customer accounted for 28% of Century's sales in 2004 and 28% of Century's sales in 2003.

         Cost of net sales for the fiscal years ended February 29, 2004 and February 28, 2003 were $248,170 and $229,218, respectively. Such costs, as a percentage of net sales for these periods were 45.0% and 35.0%, respectively.

         Operating expenses for the fiscal year ended February 29, 2004 and February 28, 2003 were $443,319 and $471,883, respectively. This represents a 6.1% decrease from 2003. The decrease is primarily the result of cut backs on activities due to decrease in sales.

         Interest expense for the fiscal year ended February 29, 2004 and February 28, 2003 was $30,714 and $29,535, respectively. Lower interest rates charged by our stockholders vs. our debt that we had carried with a bank has offset the increase in overall debt carried by the Company resulting in only a 4.0% increase in interest expense.

         Due to the foregoing, Century experienced a net loss of $171,248 and $75,425 for the years ended February 29, 2004, and February 28, 2003, respectively.

Liquidity and Capital Resources

         At February 29, 2004, Century had a working capital deficit of $547,176 as compared to a working capital deficit of $381,546 at February 28, 2003. The loan from Michael Baghdoian in the amount of $100,000 came due July 1, 2002, and Century lacks the capital necessary to repay this loan. Century is paying the monthly interest on this loan and is in negotiations with Mr. Baghdoian regarding an extension, but no agreement for extending the loan has yet been reached. These factors and Century's history of recurring losses raise substantial doubt about its ability to continue as a going concern.

         An employee and stockholder of Century, Howard Worden, incurred expenses on Century's behalf. Century has not had the monies necessary to reimburse Mr. Worden for these advances. At February 29, 2004 Century was indebted to Mr. Worden for reimbursable expenses totaling $81,895. At February 28, 2003 Century was indebted to Mr. Worden for reimbursable expenses totaling $80,946. Century does pay interest on a credit card of Mr. Worden's underlying some of this obligation.

         Century's president, director and principal stockholder, Leo Christensen, has also incurred expenses on Century's behalf. Century has not had the monies necessary to reimburse Mr. Christiansen for these advances. At February 29, 2004 Century was indebted to Mr. Christiansen for reimbursable expenses totaling $27,490. At February 28, 2003 Century was indebted to Mr. Christiansen for reimbursable expenses totaling $33,328. At February 29, 2004 Century was indebted to Mr. Christiansen for accrued salary totaling $121,900. At February 28, 2003 Century was indebted to Mr. Christiansen for accrued salary totaling $80,500. Mr. Christiansen further advanced Century $3,000 in fiscal year 2004 to help meet cash flow needs. This brought the notes payable to Mr. Christiansen to $48,700 at February 29, 2004 compared to $45,700 at February 28, 2003.

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

                          ITEM 7. FINANCIAL STATEMENTS

         The consolidated financial statements of the Company appear at the end of this report beginning with the Index to the Consolidated Financial Statements on page 15.

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE


         On October 27, 2003, Century received a letter of resignation dated October 22, 2003, from its independent public accountants, Callahan, Johnston & Associates, LLC ("Callahan").

         Callahan performed audits of Century's financial statements as of and for the years ended February 28, 2003 and 2002. Their audit reports did not contain an adverse opinion or disclaimer of opinion; however, their audit reports for each of the years ended February 28, 2003 and 2002 were modified as to the uncertainty of Century's ability to continue as a going concern. Their reports were not qualified or modified as to audit scope or accounting principles.

         During the years ended February 28, 2003 and 2002, and during the interim period from February 28, 2003 to October 27, 2003, there have been no disagreements between Century and Callahan on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Callahan, would have caused Callahan to make reference to the subject matter of such disagreements in their reports.

         During the years ended February 28, 2003 and 2002 and during the interim period from February 28, 2003 to October 27, 2003, Callahan has not advised Century of any reportable events as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

         On January 5, 2004 Century engaged Virchow Krause & Company, LLP as its new independent certified public accountants. In April 2004 Century had conversations with Virchow Krause reguarding its billings. Following these discussions Century terminated Virchow Krause on April 5, 2004 with the approval of the board of directors.

         Virchow Krause did not perform any audits of the financial statements of Century. Consequently, Virchow Krause did not issue any audit reports on the financial statements of Century.

         During the period from January 5 to May 5, 2004 there were no disagreements between Century and Virchow Krause on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused Virchow Krause to make reference to the subject matter of such disagreements in connection with their reports.

         Century requested Virchow Krause furnish a letter to the SEC stating whether it agrees with the above statements, but Virchow Krause has refused to provide any letter to Century until it receives payment of its outstanding fees. If and when this matter is resolved and Century receives the requested letter, it will file the letter with the SEC.

         On May 5, 2004 Century engaged, Carver Moquist & Associates LLC as Century's new independent accountants as of that date. During the two most recent fiscal years ended February 29, 2004 and February 28, 2003, and through the date hereof, neither Century nor any one on behalf of Century has consulted with Carver Moquist & Associates LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of Century, or any other matters or reportable events required to be disclosed under Items 304(a)(2)(i) and (ii) of Regulation S-B.


                        ITEM 8A. CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures

         Based on their evaluation as of the end of the period covered by this annual report on Form 10-KSB, the Company's Chief Executive and Financial Officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      The company's management, including the Chief Executive and Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

         (b) Changes in Internal Control Over Financial Reporting

         There was no change in the Company's internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

         The following table sets forth the names, ages, and positions with Century for each of the directors and officers.

Name                  Age     Positions (1)                             Since
----                  ---     -------------                             -----

Leo Christiansen       73     Chairman of the Board and President        1990

David Brown            60     Senior Research & Development Engineer,
                              and Director                               1990

James W. Sampair       71     Director & Secretary                       1990

J. Clinton Shaver      71     Director                                   1990

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

Audit Committee Financial Expert

         We do not currently have a serving audit committee and, accordingly, we do not have an audit committee financial expert serving on an audit committee.

Code of Ethics

         We are in the process of adopting a code of ethics for our principal executive officers and financial officers. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

                         ITEM 10. EXECUTIVE COMPENSATION

Annual Compensation

         The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Century for fiscal years ended February 29, 2004, 2003 and 2002 of those persons who were either
(i) the chief executive officer during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000

                                                          Annual Compensation
Name and Principal Position                    Year           Salary ($)

Leo Christiansen                               2004             $55,200
  Chairman, President, and Chief               2003             $55,200
  Executive and Financial Officer              2002             $59,800


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

         During fiscal 2004 the Company issued each of its directors a warrant to purchase 10,000 shares of common stock with and exercise price of $0.25 per share. These warrants expire December 31, 2007.

         Century has no other arrangement for compensating any of its executive officers.

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of February 29, 2004, the number and percentage of the 4,763,635 shares of outstanding common stock, which, according to the information supplied to Century, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person, other than an officer or director, who to the knowledge of Century is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                          Common                       Percent
                                          Shares      Options (1)   of Class (2)
                                          ------      -----------   ------------
Principal Stockholders
----------------------
Dr. Michael Baghdoian (3)                 526,000       400,000         17.9
13479 Northline
Southgate, MI 48195

Officers and Directors
----------------------
Leo Christiansen                         1,116,583      410,000         29.5
731 Mohican Court
Mendota Heights, MN 55120

David Brown                               131,250        44,000          3.6
PO Box 197
Goodridge, MN 56725

James W. Sampair                          90,000         20,000          2.3
2067 W. Lakeview Blvd., #D-9
North Fort Meyers, FL 33903

J. Clinton Shaver                         152,450        20,000          3.6
6601 Beach Road
Eden Prairie, MN 55346

All Executive officers and               1,490,283      494,000         37.7
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

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Century's president, director and principal stockholder, Leo Christensen, has incurred expenses on Century's behalf. Century has not had the monies necessary to reimburse Mr. Christiansen for these advances. At February 29, 2004 Century was indebted to Mr. Christiansen for reimbursable expenses totaling $27,490. At February 28, 2003 Century was indebted to Mr. Christiansen for reimbursable expenses totaling $33,328. At February 29, 2004 Century was indebted to Mr. Christiansen for accrued salary totaling $121,900. At February 28, 2003 Century was indebted to Mr. Christiansen for accrued salary totaling $80,500. Mr. Christiansen further advanced Century $3,000 in fiscal year 2004 to help meet cash flow needs. This brought the notes payable to Mr. Christiansen to $48,700 at February 29, 2004 compared to $45,700 at February 28, 2003.

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



                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K Filings

         In the last fiscal quarter of the year ended February 29, 2004 Century filed one report on Form 8-K reporting under Item 4 the engagement of Virchow Krause & Company, LLP as its new independent certified public accountants. Following the end of the fiscal year Century filed a Form 8-K reporting the termination of the engagement of Virchow Krause & Company, LLP, and the engagement of Carver Moquist & Associates LLC, as its new independent certified public accountants

Exhibits

    Exhibit. No.      Title of Document
    ------------      -----------------

        3.1           Articles of Incorporation (1)

        3.2           Bylaws (1)

         4            Debenture issued to Michael Baghdoian (2)

        16.1 Letter from Callahan, Johnston & Associates, LLC dated October 28, 2003 (3)

        31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) These documents were filed on April 12, 2000 with the SEC as exhibit to Century's Form 10-SB, and are incorporated herein by this reference.

(2) This document was filed on October 16, 2000 with the SEC as an exhibit to Century's Form 10-QSB for the quarter ended August 31, 2000, and is incorporated herein by this reference.

(3) This document was filed on October 27, 2003 with the SEC as an exhibit to Century's Form 8-K, and is incorporated herein by this reference.

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Our independent registered public accountants, Carver Moquist & Associates, LLC, billed an aggregate of $5,500 for fiscal year 2004 year for professional services rendered for the audit of our annual financial statements. Caver Moquist & Associates, LLC did not bill us for any audit-related fees, tax fees or other fees for the year then ended.

         We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on established pre-approval policies and procedures.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CENTURY CONTROLS INTERNATIONAL, INC.


Date: June 10, 2004                  By: /s/ Leo Christiansen
                                        ---------------------------------------
                                        Chief Executive and Financial Officer


         In accordance with the Exchange Act, this registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: June 10, 2004                           /s/ Leo Christiansen, Director

Date: June 10, 2004
                                              _________________________________
                                              James W. Sampair, Director

Date: June 10, 2004                           /s/ David Brown, Director

Date: June 10, 2004                           /s/ J. Clinton Shaver, Director

                      CENTURY CONTROLS INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


                                TABLE OF CONTENTS

                                                                           Page

Report of Independent Registered Public Accounting Firm.....................16

Independent Auditors' Report................................................17

Consolidated Financial Statements:

  Consolidated Balance Sheets...............................................18

  Consolidated Statements of Operations.....................................20

  Consolidated Statements of Stockholders'
    Equity (Deficit)........................................................21

  Consolidated Statements of Cash Flows.....................................22

  Notes to Consolidated Financial Statements................................23

             Report of Independent Registered Public Accounting Firm



To The Board of Directors
Century Controls International, Inc.
Eagan, Minnesota

We have audited the accompanying consolidated balance sheet of Century Controls International, Inc. as of February 29, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 29, 2004, and the results of its operations and its cash flows for each of the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Century Controls International, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to this matter is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carver Moquist & Associates, LLC

Minneapolis, MN
June 11, 2004

                      Callahan, Johnston & Associates, LLC
                  Certified Public Accountants and Consultants

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors
Century Controls International, Inc.
Eagan, Minnesota

We have audited the accompanying consolidated balance sheet of Century Controls International, Inc. as of February 28, 2003, and the related statements of operations and, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Controls International, Inc. As of February 28, 2003, and the results of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Callahan, Johnston & Associates, LLC

CALLAHAN, JOHNSTON & ASSOCIATES, LLC
Minneapolis, Minnesota
May 20, 2003

          7400 Lyndale Avenue South, Suite 140, Richfield, MN 55423
                 Telephone: (612) 861-8970 Fax: (612) 861-5827
                          Email: cjacallahan@qwest.net

                          Century Controls International, Inc.

                               Consolidated Balance Sheets



                                                                                                        Years Ended
                                                                                            ------------------------------------
                                                                                              February 29,         February 28,
                                                                                                  2004                 2003
                                                                                            ----------------     ---------------
                                         ASSETS

Current assets:
  Cash                                                                                      $          4,784     $             -
  Accounts receivable - trade,  net of allowance for doubtful accounts
    of $12,817 and $10,000 for 2004 and 2003, respectively                                            52,916             223,432
  Inventories                                                                                         75,796              53,134
  Prepaid expenses                                                                                         -               2,415
                                                                                            ----------------     ---------------
      Total current assets                                                                           133,496             278,981

Property and equipment, net                                                                            6,563              11,607

Other assets:
  Patents, net                                                                                        22,043              10,537
                                                                                            ----------------     ---------------

      Total assets                                                                          $        162,102     $       301,125
                                                                                            ================     ===============




                                            See Notes to Financial Statements

                                          Century Controls International, Inc.

                                         Consolidated Balance Sheets (continued)



                                                                                                        Years Ended
                                                                                            ------------------------------------
                                                                                              February 29,         February 28,
                                                                                                  2004                 2003
                                                                                            ----------------     ---------------
                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Bank overdraft                                                                            $          2,795     $         3,988
  Line of credit                                                                                      20,048                   -
  Current portion of long-term debt                                                                  100,000             104,289
  Notes payable - stockholders                                                                        76,100              73,100
  Accounts payable                                                                                   130,468             171,167
  Deferred revenue                                                                                    18,601                   -
  Accrued expenses:
    Payroll and related                                                                              202,009             179,603
    Warranty                                                                                           3,000               3,000
    Interest                                                                                          12,266              10,806
    State minimum fee                                                                                      -                 300
    Reimbursable expenses                                                                            109,385             114,274
                                                                                            ----------------     ---------------
      Total current liabilities                                                                      674,672             660,527
                                                                                            ----------------     ---------------
      Total liabilities                                                                              674,672             660,527
                                                                                            ----------------     ---------------

Stockholders' deficit:
  Common stock, $.004 par value; 50,000,000 shares authorized;
    issued and outstanding 4,763,635 in 2004 and 2003                                                 19,055              19,055
  Additional paid-in-capital                                                                       1,330,279           1,312,199
  Accumulated deficit                                                                             (1,861,904)         (1,690,656)
                                                                                            ----------------     ---------------
      Total stockholders' deficit                                                                   (512,570)           (359,402)
                                                                                            ----------------     ---------------

      Total liabilities and stockholders' deficit                                           $        162,102     $       301,125
                                                                                            ================     ===============


                                                        See Notes to Financial Statements

                                                                        19

                                              Century Controls International, Inc.

                                             Consolidated Statements of Operations


                                                                                              Years Ended
                                                                                  ------------------------------------
                                                                                     February 29,       February 28,
                                                                                         2004               2003
                                                                                  ----------------    ----------------
Net sales                                                                         $        550,955    $        655,212

Cost of good sold                                                                          248,170             229,218
                                                                                  ----------------    ----------------

Gross profit                                                                               302,785             425,994

Operating expenses                                                                         443,319             471,883
                                                                                  ----------------    ----------------

Operating loss                                                                            (140,534)            (45,889)
                                                                                  ----------------    ----------------

Other expenses:
 Interest expense                                                                           30,714              29,536
                                                                                  ----------------    ----------------

Net loss                                                                          $       (171,248)   $        (75,425)
                                                                                  ================    ================

Basic earnings per share                                                          $          (0.04)   $          (0.02)
                                                                                  ================    ================

Weighted-average number of shares outstanding                                            4,763,635           4,587,745
                                                                                  ================    ================

Diluted earnings per share                                                        $          (0.04)   $          (0.02)
                                                                                  ================    ================

Weighted-average number of shares outstanding                                            4,763,635           4,587,745
                                                                                  ================    ================


                                                See Notes to Financial Statements

                                                                20

                                                   Century Controls International, Inc.

                                             Consolidated Statements of Stockholders' Deficit



                                                      Common Stock            Additional                               Total
                                                  Number                       paid-in           Accumulated        Stockholders'
                                                of Shares       Amount         capital              Deficit            Deficit
                                             -----------------------------------------------------------------------------------
BALANCES, FEBRUARY 28, 2002                     4,263,635     $   17,055     $   1,313,699       $ (1,615,231)       $ (284,477)

June 1, 2002 common stock issuance
  at $.004 per share                              200,000            800              (600)                 -               200

July 30, 2002 common stock issuance
  at $.004 per share                              300,000          1,200              (900)                 -               300

Net loss                                                -                                -            (75,425)          (75,425)
                                             -----------------------------------------------------------------------------------

BALANCES, FEBRUARY 28, 2003                     4,763,635         19,055         1,312,199         (1,690,656)         (359,402)

Warrants issued for services                            -              -             5,080                  -             5,080

Valuation of warrants granted for patent                -              -            13,000                  -            13,000

Net loss                                                -              -                 -           (171,248)         (171,248)
                                             -----------------------------------------------------------------------------------

BALANCES, FEBRUARY 29, 2004                     4,763,635     $   19,055     $   1,330,279       $ (1,861,904)       $ (512,570)
                                             ===================================================================================

                                                   See Notes to Financial Statements

                                                                  21

                                               Century Controls International, Inc.

                                              Consolidated Statements of Cash Flows


                                                                                               Years Ended
                                                                                   ------------------------------------
                                                                                     February 29,        February 28,
                                                                                         2004                2003
                                                                                   ----------------    ----------------
Cash flows from operating activities:
  Net loss                                                                         $       (171,248)   $        (75,425)
  Adjustments to reconcile net loss to net cash flows
    provided by operating activities:
      Depreciation                                                                            5,389               5,390
      Amortization                                                                            1,494               1,494
      Allowance for doubtful accounts                                                         2,817               2,000
      Asset valuation allowances                                                                  -               9,000
      Imputed interest on convertible debenture                                                   -               5,012
      Issuance of common stock and warrants for services                                      5,080                 300
      Changes in operating assets and liabilities:
        Accounts receivable - trade                                                         167,699            (163,545)
        Inventories                                                                         (22,662)             (3,348)
        Prepaid expenses                                                                      2,415              (1,689)
        Deposits                                                                                  -                 821
        Accounts payable                                                                    (40,699)             53,290
        Deferred revenue                                                                     18,601                   -
        Accrued expenses                                                                     18,677             125,164
                                                                                   ----------------    ----------------

          Net cash flows used in operating activities                                       (12,437)            (41,536)
                                                                                   ----------------    ----------------

Cash flows from investing activities:
  Purchases of property and equipment                                                          (345)             (2,146)
                                                                                   ----------------    ----------------

Cash flows from financing activities:
  Checks written in excess of bank balance                                                   (1,193)                428
  Proceeds from common stock                                                                      -                 200
  Borrowings on notes payable - stockholders                                                  3,000              53,000
  Repayments on notes payable - stockholders                                                      -              (5,000)
  Net borrowing on line of credit                                                            20,048                   -
  Principal payments on long-term debt                                                       (4,289)             (4,946)
                                                                                   ----------------    ----------------

          Net cash flows provided by financing activities                                    17,566              43,682
                                                                                   ----------------    ----------------

Net increase in cash                                                                          4,784                   -

Cash, beginning of year                                                                           -                   -
                                                                                   ----------------    ----------------

Cash, end of year                                                                  $          4,784    $              -
                                                                                   ================    ================

                                         See Notes to Financial Statements

                                                         22

                      CENTURY CONTROLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


1.       Summary of Significant Accounting Policies
         ------------------------------------------
         Nature of Business
         ------------------

         Century Controls International, Inc. (the Company) was incorporated March 15, 1984 under the laws of the State of Utah. On July 25, 1991, the Company acquired, as a wholly owned subsidiary, Century Controls, Inc. Century Controls, Inc. was incorporated February 3, 1977 under the laws of the State of Minnesota.

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

         Principles of Consolidation
         ---------------------------

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Century Controls, Inc. All intercompany transactions and balances have been eliminated in consolidation.

         Comprehensive Income (Loss)
         ---------------------------

         SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components, which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the years ended February 29, 2004 and February 28, 2003, net loss and comprehensive income (loss) were equivalent.

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

                      CENTURY CONTROLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


1.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------
         Fair Value of Financial Instruments (Continued)
         -----------------------------------------------

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

         Cash and Cash Equivalents
         -------------------------

         The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At February 29, 2004 and February 28, 2003, there were no cash equivalents.

         Inventories
         -----------

         Inventories are stated at the lower of cost or market, principally applying the first-in, first-out (FIFO) method.

         Property and Equipment
         ----------------------

         Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized.

         Intangible Assets
         -----------------

         Costs incurred obtaining patents on the Company's proprietary products are recorded at cost and amortized over the life of the patents, generally 20 years. Future amortization expense is approximately as follows:

          2005                                          $  2,300
          2006                                             2,300
          2007                                             2,300
          2008                                             2,300
          2009                                             2,300
          Thereafter                                      10,543
                                                        --------
                                                        $ 22,043
                                                        ========

                      CENTURY CONTROLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


1.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------
         Long-Lived Assets
         -----------------

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

                                                        2004           2003
                                                    -----------    -----------

         Weighted-average shares for basic EPS        4,763,635      4,587,745

         Incremental shares from assumed
           exercise of options and warrants                   -              -
                                                    -----------    -----------
         Adjusted weighted-average shares
           for diluted EPS                            4,763,635      4,587,745
                                                    ===========    ===========
         Loss available to common stockholders      $  (174,748)   $   (75,425)
                                                    ===========    ===========

         Income Taxes
         ------------

         The Company has implemented FASB 109: Accounting for Income Taxes. Timing differences relate to the allowance for doubtful accounts and assumed expenses not currently deductible. The tax effects of these temporary differences and net operating loss carryforwards give rise to significant deferred tax assets. FASB 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized (see Note 13).

         The Company and its wholly owned subsidiary, Century Controls, Inc., file separate income tax returns. All operating results have historically been filed under Century Controls, Inc.

                      CENTURY CONTROLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


1.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------
         Concentrations and Uncertainties
         --------------------------------

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

         Cash Concentrations
         -------------------

         The Company maintains its cash balances at two financial institutions. At times, the balances may exceed federally insured limits of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances.

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

         A receivable from a large customer totaled 43.8% of accounts receivable at February 28, 2003. No such concentration existed at February 29, 2004.

                      CENTURY CONTROLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


1.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------
         Concentrations and Uncertainties (Continued)
         --------------------------------------------
             Major Customer
             --------------

             One customer accounted for 28.8% of the Company's sales in 2004 and 27.8% of sales in 2003.

         Stock Based Compensation and Stock Options
         ------------------------------------------

         The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its employee stock options and warrants. Under APB 25, when the exercise price of employee stock options is equal to the estimated market price of the stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123) with respect to employee stock options. Had compensation cost for the Company's stock-based compensation plans been recognized consistent with the fair value method of SFAS No. 123, the Company's net loss and net loss per basic and diluted share would have been reduced to the pro forma amounts indicated below for the year ended February 29, 2004:

         Net loss, as reported                                       $ (171,248)
         Add:  Stock-based compensation included in reported
           net income                                                     5,080
         Deduct:  Total stock-based employee compensation
           expense under fair value based method of all
           awards                                                        (7,511)
                                                                     ----------

         Pro forma net loss                                          $ (173,679)
                                                                     ==========

         As reported
         Basic                                                       $    (0.04)
         Diluted                                                     $    (0.04)
         Pro forma
         Basic                                                       $    (0.04)
         Diluted                                                     $    (0.04)


         Weighted average fair value of stock-based awards granted at fair market value during fiscal 2004 was $0.03.

                      CENTURY CONTROLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


1.       Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------
         Stock Based Compensation and Stock Options
         ------------------------------------------

         In determining the compensation cost of stock option and warrant grants, as specified by SFAS No. 123, the fair value of each award has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the calculation is summarized below: a risk-free interest rate of 3.5%, an expected life of four years, volatility of 86% and no expected dividend yield.

         Advertising
         -----------

         Advertising expenses are recognized in the period incurred. Advertising expenses totaled $1,472 in 2004 and $3,612 in 2003.

         Shipping and Handling Fees and Cost
         -----------------------------------

         Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs, requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be classified as cost of sales as disclosed in the notes to the financial statements. The Company included shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight and outbound freight are included in cost of sales.

         Reclassifications
         -----------------

         Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation. These reclassifications had no net income effect.

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

         The Company's ability to continue in existence is dependent upon obtaining adequate financing and obtaining profitable operations. Management is expanding its product line with a new low cost microprocessor controller for smaller boilers and a sequencer program for air compressors which are expected to generate additional profitable sales. The Company's efforts to attain profitability remain uncertain; accordingly, it is not known whether the Company can continue to satisfy its obligations. The consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

                      CENTURY CONTROLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


3.       Inventories
         -----------

         Inventories consisted of the following:

                                                                               2004                2003
                                                                               ----                ----
             Raw materials and work in process                         $         75,796      $        53,134
                                                                       ================      ===============

4.       Property and Equipment
         ----------------------

         Property and equipment consisted of the following:
                                                                               2004                2003
                                                                               ----                ----
             Automobiles                                               $         16,694      $        33,202
             Furniture and equipment                                             21,005               20,631
                                                                       ----------------      ---------------
             Less accumulated depreciation                                      (31,136)             (42,226)
                                                                       ----------------      ---------------

                                                                       $          6,563      $        11,607
                                                                       ================      ===============

         Depreciation expense was $5,389 in fiscal year 2004 and $5,390 in fiscal year 2003.

5.       Patents
         -------

         Patents consisted of the following at February 29 and 28:
                                                                               2004                2003
                                                                               ----                ----
             Patents                                                   $         32,880      $        19,880
             Accumulated amortization                                           (10,837)              (9,343)
                                                                       ----------------      ---------------
                                                                       $          9,043      $        10,537
                                                                       ================      ===============

6.       Accounts Payable
         ----------------

         Accounts payable in the accompanying financial statements includes:

             $105,189 of accounts payable in 2004 and $47,405 in 2003 borrowed on credit cards bearing interest at 17.49% to 19.80% per annum.

7.       Line of Credit
         --------------

         The Company has a line of credit with a bank that allows for borrowings up to $70,000. Interest is 4.75% above the Prime Rate (8.75% at February 29, 2004). There was $20,048 outstanding at February 29, 2004.

                      CENTURY CONTROLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


8.       Notes Payable - Stockholders
         ----------------------------

         Activity relating to the notes payable - stockholders is as follows:

                                               2004            2003
                                               ----            ----

           Beginning of year               $    73,100     $    25,100
           Borrowings                            3,000          53,000
           Repayments                                -          (5,000)
                                           -----------     -----------

           End of year                     $    76,100     $    73,100
                                           ===========     ===========

         These notes are unsecured, due on demand and bear interest at rates from -0-% to 10%. Interest expense relating to these loans was $1,400 in 2004 and $1,924 in 2003. Accrued interest was $12,266 in 2004 and $10,806 in 2003.

         One of the notes for $12,000 is convertible into the Company's common stock at $0.25 per share. Including accrued interest at 10% this note is potentially convertible into 52,800 shares of the Company's common stock.

9.       Reimbursable Expenses - Stockholders
         ------------------------------------

         Reimbursable expenses - stockholders in the accompanying financial statements include:


         o $81,895 in 2004 and $80,946 in 2003 borrowed from an employee/stockholder on which the Company pays the interest on the employee's underlying credit card indebtedness at 12.5% per annum.

         o        $27,490 in 2004 and $33,328 in 2003 due the Company's
                  president for unreimbursed expenses incurred on the Company's behalf.

                      CENTURY CONTROLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


10.      Long-Term Debt
         --------------

                                                                                        2004             2003
                                                                                        ----             ----
         Long-term debt consisted of the following:

           Convertible note payable, (see Note 12)- stated interest of 12%, interest payable monthly in installments of $1,000, imputed interest at 25%, balloon payment
             due July 1, 2002, unsecured.                                            $   100,000      $   100,000

           Note payable - bank, payable in monthly installments of $412 including interest at 10.12%, secured by automobile, final payment
             February 2004.                                                                    -            4,289
                                                                                     -----------      -----------
                                                                                         100,000          104,289
           Less current portion                                                          100,000          104,289
                                                                                     -----------      -----------
                                                                                     $         -      $         -
                                                                                     ===========      ===========

         The convertible note payable is currently in default. The Company continues to make monthly interest payments. To date the note holder has not commenced collection efforts; however, the Company has continued to negotiate settlement terms. The note is convertible into 400,000 shares of common stock.

11.      Lease
         -----

         In September 2002, the Company entered into an office lease agreement which calls for monthly payments of $863 plus common area expense through August 31, 2005. Minimum payments due under this lease are as follows:

           Years ending February 28:
                      2005                                   $ 10,350
                      2006                                      6,038

         Rent expense charged to operations was $16,586 in 2004 and $15,533 in 2003.

                      CENTURY CONTROLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


12.      Stockholders' Equity
         --------------------

         Employee and Director Warrants:
         -------------------------------

         During fiscal 2004, the Company issued warrants to employees and directors to purchase 231,000 shares of common stock at $0.25 per share. These warrants vested on the date of issuance and expire on December 31, 2007.

         Other Warrants:
         ---------------

         During fiscal 2004, the Company issued a warrant to purchase 400,000 shares of common stock at $0.25 per share to its Chief Executive and Financial Officer for a patent held by the Chief Executive and Financial Officer. The Company determined the fair value of the warrant was $13,000 using the Black-Scholes option pricing model. The weighted average assumptions used in the calculation is summarized below: a risk-free interest rate of 3.5%, an expected life of four years, volatility of 86% and no expected dividend yield. The fair value of this warrant was capitalized to patents. The warrant expires December 31, 2007.

         Warrants to purchase 400,000 shares of common stock for $0.25 per share were issued in conjunction with the convertible debenture. The warrants expire July 1, 2004.

         The Company is obligated to issue a warrant to the brokerage house that assisted it with its private placement to purchase 20,000 shares of the Company's common stock at $0.32 per share and exercisable through January 10, 2006.

                      CENTURY CONTROLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


         A summary of the status of the Company's outstanding stock options and related changes for fiscal 2004 and 2003 is presented below:

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                  Shares           Price
                                              --------------    -------------

         Outstanding at February 28, 2002           480,000        $    0.25

         Granted                                          -                -
         Exercised                                        -                -
         Canceled                                         -                -
                                              --------------    -------------
         Outstanding at February 28, 2003           480,000             0.25
         Granted                                    631,000             0.25
         Exercised                                        -                -
         Canceled                                         -                -
                                              --------------    -------------
         Outstanding at February 29, 2004         1,111,000        $    0.25
                                              ==============    =============


         All options and warrants were exercisable as of February 29, 2004. The weighted average remaining contractual life as of February 29, 2004 for all options and warrants was 2.45 years.

                      CENTURY CONTROLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


13.      Income Taxes
         ------------

         The Company and its wholly-owned subsidiary, Century Controls, Inc., file separate income tax returns. All operating results have historically been filed under Century Controls, Inc.

         The reconciliation between expected federal income tax rates is as follows:

                                                   2004                            2003
                                        ----------------------------  ------------------------------
                                           Amount        Percent          Amount           Percent
                                           ------        -------          ------           -------
         Expected federal tax           $  (58,300)      (34.0)%       $  (25,600)         (34.0)%
         Surtax exemption                   26,800        15.6             11,800           15.6
         State income tax, net
           of federal tax
           benefit                          (4,800)       (2.8)            (2,100)          (2.8)
         Valuation and utilization
           of deferred tax assets
           and carryforwards                36,300        21.2             15,900           21.2
                                        ----------       -----         ----------          -----

                                        $        -           -%        $        -              -%
                                        ==========       =====         ==========          =====

                      CENTURY CONTROLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


13.      Income Taxes (Continued)
         ------------------------

         Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109, and consisted of the following:

                                                        2004            2003
                                                        ----            ----
           Deferred tax assets:
             Allowance for doubtful accounts         $   3,400       $   3,400
             Inventory valuation allowance              39,000          39,000
             Patent valuation allowance                  3,400           3,400
             Intangible assets                          39,000          39,000
             Warranty accrual                            1,000           1,000
             Carryforwards                             423,300         387,000
                                                     ---------       ---------
           Gross deferred tax asset                    509,100         472,800
           Valuation allowance                        (508,100)       (471,800)
                                                     ---------       ---------
           Net deferred tax asset                        1,000           1,000
           Deferred tax liability:
             Accumulated depreciation                   (1,000)         (1,000)
                                                     ---------       ---------

           Net deferred tax asset (liability)        $       -       $       -
                                                     =========       =========

         At February 29, 2004, the Company's wholly-owned subsidiary, Century Controls, Inc. has carryforwards available to offset its future taxable income as follows:

                                                    Federal            State
                                                      NOL               NOL
                                                  ---------         ---------

           2005                                  $   31,000        $   31,000
           2006                                      22,000            11,000
           2007                                      30,000            12,000
           2008                                     184,000            76,000
           2009                                      95,000            45,000
           2010                                           -                -
           2011                                      61,000            30,000
           2012                                     125,000            66,000
           2013                                     106,000            49,000
           2014                                           -                 -
           2015                                      67,000            61,000
           2016                                      81,000            78,000
           2017                                     149,000           149,000
           2018                                      53,000            53,000
           2019                                     150,000           150,000
                                                 ----------        ----------
                                                 $1,154,000        $  811,000
                                                 ==========        ==========

         The Company annually assesses its past earnings history and trends, sales backlog, budgeted sales and expiration dates of carryforwards to determine which deferred tax assets are more likely than not to be utilized. The valuation allowance is maintained on deferred tax assets which the Company has not determined to be more likely than not realized at this time.

                      CENTURY CONTROLS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


14.      Supplemental Cash Flow Disclosures
         ----------------------------------

                                                         February 28,
                                                  2004                   2003

         Interest paid                          $  29,255              $  28,644
                                                =========              =========