Form 10QSB
period 2004-05-31
CENTURY CONTROLS INC
filed 2004-08-05
CIK 1100732

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2004

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ___________


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

                   3140 Neil Armstrong Blvd., Eagan, MN 55121
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (651) 454-0323
                          ----------------------------
                          (Issuer's telephone number)

                                 Not Applicable
      --------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 2004 5,135,635 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

                                   FORM 10-QSB
                      CENTURY CONTROLS INTERNATIONAL, INC.

                                      INDEX
                                                                            Page
PART I.  Item 1.  Financial Statements                                       3

              Balance Sheets as of May 31, 2004 and February 29, 2004        3

              Statements of Operations for the Three Months Ended            5
              May 31, 2004 and 2003

              Statements of Cash Flows for the Three Months Ended            6
              May 31, 2004 and 2003

              Notes to Financial Statements                                  7

         Item 2. Management's Discussion and Analysis or Plan of Operation   8

         Item 3. Controls and Procedures                                     9

PART II. Item 2. Changes in Securities and Use of Proceeds                   9

         Item 6. Exhibits and Reports on Form 8-K                           10

         Signatures                                                         10

                                          PART I. Financial Information
                                          Item 1. Financial Statements


                                      CENTURY CONTROLS INTERNATIONAL, INC.

                                           CONSOLIDATED BALANCE SHEETS

                                                                                        May 31,              February 29,
                                                                                         2004                    2004
                                                                                     ------------            -----------
                                                      ASSETS                          (unaudited)
Current assets:

     Cash                                                                            $     12,727            $     4,784
     Accounts receivable - trade,  net of allowance for doubtful accounts
        of $12,817 and $10,000 for 2004 and 2003, respectively                             21,687                 52,916

     Inventories                                                                           83,704                 75,796
                                                                                     ------------            -----------
          Total current assets                                                            118,118                133,496


Property and equipment, net                                                                 5,216                  6,563

Other assets:

     Patents, net                                                                          21,669                 22,043

     Deposits                                                                                 400                      -

     Debt issuance costs                                                                   78,120                      -

     Other assets                                                                          13,000                      -
                                                                                     ------------            -----------
     Total other assets                                                                   113,189                 22,043
                                                                                     ------------            -----------

          Total assets                                                               $    236,523            $   162,102
                                                                                     ============            ===========


                                               See Notes to Financial Statements.

                                      CENTURY CONTROLS INTERNATIONAL, INC.

                                     CONSOLIDATED BALANCE SHEETS (continued)


                                                                                        May 31,              February 29,
                                                                                         2004                    2004
                                                                                     ------------            -----------
                                      LIABILITIES AND STOCKHOLDERS' DEFICIT           (unaudited)
Current liabilities:

     Bank overdraft                                                                  $      4,910            $     2,795
     Line of credit                                                                        76,169                 20,048
     Notes payable - stockholders                                                         178,600                176,100
     Accounts payable                                                                     115,085                130,468
     Deferred revenue                                                                      18,601                 18,601
     Accrued expenses:
        Payroll and related                                                               206,130                202,009
        Warranty                                                                            3,000                  3,000
        Interest                                                                           12,266                 12,266
        Reimbursable expenses                                                             109,685                109,385
                                                                                     ------------            -----------

          Total current liabilities                                                       724,446                674,672
                                                                                     ------------            -----------

          Total liabilities                                                               724,446                674,672
                                                                                     ------------            -----------

Stockholders' deficit:
     Common stock, $.004 par value; 50,000,000 shares authorized;
        issued and outstanding 5,135,635 and 4,763,635 in 2004 and 2003                    20,543                 19,055
     Additional paid-in-capital                                                         1,453,391              1,330,279
     Accumulated deficit                                                               (1,961,857)            (1,861,904)
                                                                                     ------------            -----------

          Total stockholders' deficit                                                    (487,923)              (512,570)
                                                                                     ------------            -----------

          Total liabilities and stockholders' deficit                                $    236,523            $   162,102
                                                                                     ============            ===========


                                               See Notes to Financial Statements.

                                                               4

                                      CENTURY CONTROLS INTERNATIONAL, INC.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                               ACCUMULATED DEFICIT


                                                                                      (unaudited)
                                                                                   Three months ended
                                                                        ---------------------------------------

                                                                            May 31,                  May 31,
                                                                             2004                     2003
                                                                        --------------           --------------
Net sales                                                               $       66,395           $      161,168

Cost of good sold                                                               37,176                   51,541
                                                                        --------------           --------------

Gross profit                                                                    29,219                  109,627

Operating expenses                                                             121,111                  122,188
                                                                        --------------           --------------

Operating loss                                                                 (91,892)                 (12,561)
                                                                        --------------           --------------

Other expenses:

     Interest expense                                                            8,061                    4,262
                                                                        --------------           --------------

Net loss                                                                $      (99,953)          $      (16,823)
                                                                        ==============           ==============

Basic earnings per share                                                $        (0.02)          $            -
                                                                        ==============           ==============

Weighted-average number of shares outstanding                                5,135,635                4,763,635
                                                                        ==============           ==============

Diluted earnings per share                                              $        (0.02)          $            -
                                                                        ==============           ==============

Weighted-average number of shares outstanding                                5,135,635                4,763,635
                                                                        ==============           ==============



                                       See Notes to Financial Statements.

                                                       5

                                      CENTURY CONTROLS INTERNATIONAL, INC.

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      (unaudited)
                                                                                  Three months ended
                                                                        ---------------------------------------
                                                                            May 31,                  May 31,
                                                                             2004                     2003
                                                                        --------------           --------------
Cash flows from operating activities:
     Net loss                                                           $      (99,953)          $      (16,823)
     Adjustments to reconcile net loss to net cash flows
        provided by operating activities:

          Depreciation                                                           1,347                    1,347

          Amortization                                                             374                      374

          Amortization of debt issuance costs                                   33,480                        -
          Changes in operating assets and liabilities:

             Accounts receivable - trade                                        31,229                   92,484

             Inventories                                                        (7,908)                  (8,426)

             Deposits                                                            (400)                        -
             Accounts payable                                                  (15,383)                 (61,194)

             Accrued expenses                                                    4,421                        -
                                                                        --------------           --------------


               Net cash flows used in operating activities                     (52,793)                   7,762
                                                                        --------------           --------------

Cash flows from financing activities:

     Checks written in excess of bank balance                                    2,115                   (3,988)

     Borrowings on notes payable - stockholders                                  2,500                        -

     Net borrowing on line of credit                                            56,121                        -

     Principal payments on long-term debt                                            -                   (1,476)
                                                                        --------------           --------------


               Net cash flows provided by financing activities                  60,736                   (5,464)
                                                                        --------------           --------------


Net increase in cash                                                             7,943                    2,298


Cash, beginning of year                                                          4,784                        -
                                                                        --------------           --------------

Cash, end of year                                                       $       12,727           $        2,298
                                                                        ==============           ==============


                       See Notes to Financial Statements.

                                       6

                      CENTURY CONTROLS INTERNATIONAL, INC.

                          Notes to Financial Statements


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its February 29, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ending February 28, 2005.


NOTE 2 - ISSUANCE OF STOCK

         In March 2004, the Company issued 372,000 shares of common stock valued at $111,600 to one stockholder, a related party, in consideration for his agreement not to demand payment on the outstanding note payable of $100,000 before December 31, 2004. The Company capitalized the value as debt issuance costs which will be amortized over the ten month period beginning March 1, 2004.


NOTE 3 - LINE OF CREDIT

         The Company has a line of credit with a bank that allows for borrowings up to $70,000. Interest is 4.75% above the Prime Rate (8.75% at February 29, 2004). There was $70,000 outstanding at May 31, 2004. In March 2004, the Company's Board of Directors and aforementioned stockholder issued warrants to purchase an aggregate of 400,000 shares of the Company's common stock. The warrants may be exercised at $0.25 per share and expire in four years. The Company determined the fair value of the warrants was $13,000 using the Black-Scholes option pricing model. The weighted average assumptions used in the calculation were a risk-free interest rate of 3.5%, an expected life of four years, volatility of 86% and no expected dividend yield. The fair value of these warrants was capitalized to debt issuance costs and will be amortized over the term of the Line of Credit.

Item 2.  Management's Discussion and Analysis or Plan of Operation

General

         Century Controls International, Inc. (Century) develops and markets oxygen control, boiler loading control, multiple boiler control, and air compressor control systems used in industrial and commercial applications. Century's control systems are designed to resolve common problems such as excess fuel consumption, excessive stack exit temperatures and increased stack emissions. With the introduction of Century's control systems, boilers operate at high efficiency, which result in lower energy consumption, lower nitrogen oxide emissions, less wear on boiler systems and significant savings on fuel costs and system repairs.

         Over the past several years, Century's boiler control systems have become more widely implemented into various key markets around the country. As the number of Century's products has increased, a growing interest has occurred among consulting engineers. This escalating interest in turn, has resulted in a growing number of engineering specifications written around Century's products. Additionally, Century's air compressor sequence controller has been operating for 4 years at Sara Lee Hosiery, a Fortune 500 Company, with outstanding results and a positive return on investment. Last years results showed a return on investment of 4 to 8 months on approximately 10 more systems installed. Due to this increased interest and positive feedback within the industry, Century is able to claim its product performance as superior in the industry. A new dealer in Compressor Control has increased the activity in this area covering more than a dozen states increasing our expectations for sales this year.

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

Results of Operations

Three Months periods Ended May 31, 2003 and 2002

         Century had net sales of $66,395 and $161,168 for the three-month periods ended May 31, 2004 and 2003, respectively, which represent a 59% decrease. This decrease is primarily the result of decreased sales due to sluggish economy and the Century's efforts to concentrate on completing communications hardware and software as well as the development of a new version of the Sequencing controls which will enhance the future sales efforts.

         In the three-month period ended May 31, 2004, Century's cost of sales was $37,176 compared to $51,541 for the three-month period ended May 31, 2004. Such costs, as a percentage of net sales for these periods were 56% and 32%, respectively.

         Operating expenses for the three-month periods ended May 31, 2004 and 2003, were $121,111 and $122,188, respectively. Century also has interest expense of $8,061 for the three months ended May 31, 2004, compared to $4,262 for the comparable period in 2003.

         As a result of the foregoing factors, Century realized a net loss of $99,953 for the three months ended May 31, 2004, as compared to a net loss of $16,823 for the three months ended May 31, 2003.

Liquidity and Capital Resources

         At May 31, 2004, Century had a working capital deficit of $606,328 as compared to a working capital deficit of $541,176 at February 29, 2004. Century's cash balance at May 31, 2003 was $12,727. The loan from Michael Baghdoian in the amount of $100,000 came due July 1, 2002, and Century lacks the capital necessary to repay this loan. Century is paying the monthly interest on this loan and is in negotiations with Mr. Baghdoian regarding an extension. Century issued 372,000 shares of common stock in March 2004 to obtain an agreement not to pursue collection of the obligation until after Dcemer 31, 2004. These factors and Century's history of recurring losses raise substantial doubt about its ability to continue as a going concern.

         An employee and stockholder of Century, Howard Worden, incurred expenses on Century's behalf. Century has not had the monies necessary to reimburse Mr. Worden for these advances. At May 31, 2004 Century was indebted to Mr. Worden for reimbursable expenses totaling $82,073. Century does pay interest on a credit card of Mr. Worden's underlying some of this obligation.

         Century's president, director and principal stockholder, Leo Christensen, has also incurred expenses on Century's behalf. Century has not had the monies necessary to reimburse Mr. Christiansen for these advances. At May 31, 2004 Century was indebted to Mr. Christiansen for reimbursable expenses totaling $27,612. Mr. Christiansen also deferred his salary in fiscal years 2004 and 2003, so that at May 31, 2004 Century was indebted to Mr. Christiansen for accrued salary totaling $128,800. Mr. Christiansen advanced funds to Century during fiscal years 2004 and 2003 to help meet cash flow needs, so that at May 31, 2004 the notes payable to Mr. Christiansen was $51,200.

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

                           PART II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

         In March 2004, the Century issued 372,000 shares of its restricted common stock valued at $111,600 to one shareholder, a principal shareholder, in consideration for his agreement not to demand payment before December 31, 2004 on the past due outstanding note payable to him of $100,000. The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: On June 16, 2004, Century filed a report on Form 8-K, which was subsequently amended by a filing on July 1, 2004, reporting under Item 4 a change in Century's independent accountants that occurred on May 5, 2004.

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

        Exhibit
          No.            Title of Document
        -------          -----------------

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



                                          CENTURY CONTROLS INTERNATIONAL, INC.



Date: August 5, 2004                      By: /s/ Leo Christiansen
                                             -----------------------------------
                                             Chief Executive Officer and
                                             Chief Financial Officer