Form 10QSB
period 2004-08-31
CENTURY CONTROLS INC
filed 2004-11-16
CIK 1100732

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-30313

CENTURY CONTROLS INTERNATIONAL, INC.
(Exact name of small business owner as specified in its Charter)

Utah	41-1294552
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3140 Neil Armstrong Blvd., Eagan, MN 55121
(Address of Principal Executive Offices)

(651) 454-0323
(Issuer’s Telephone Number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity: As of August 31, 2004 there were 5,135,635 shares of common stock.

Transitional Small Business Format: Yes [    ] No [X  ]

FORM 10-QSB
CENTURY CONTROLS INTERNATIONAL, INC.

INDEX

Page

PART I.	Item 1. Financial Statements	3

Balance Sheets as of August 31, 2004 and February 29, 2004	3

Statements of Operations for the Three Months and Six Months Ended August 31, 2004 and 2003	5

Statements of Cash Flows for the Six Months Ended August 31, 2004 and 2003	6

Notes to Financial Statements	7

	Item 2. Management's Discussion and Analysis or Plan of Operation	8

	Item 3. Controls and Procedures	9

PART II.	Item 6. Exhibits and Reports on Form 8-K	10

	Signatures	10

PART I. Financial Information
Item 1. Financial Statements

CENTURY CONTROLS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	August 31, 2004	February 29, 2004
ASSETS

Current assets:
Cash	$ 8,798	$ 4,784
Accounts receivable - trade, net of allowance for doubtful
accounts of $21,413 and $12,817, respectively	76,382	52,916
Inventories	72,615	75,796

Total current assets	157,795	133,496

Property and equipment, net	3,869	6,563

Other assets:
Patents, net	21,295	22,043
Deposits	400	--
Debt issuance costs	51,140	--

Total other assets	72,835	22,043

Total assets	$234,499	$162,102

CENTURY CONTROLS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	August 31, 2004	February 29, 2004

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$--	$2,795
Line of credit	72,517	20,048
Notes payable - stockholders	189,208	176,100
Accounts payable	137,074	130,468
Deferred revenue	--	18,601
Accrued expenses:
Payroll and related	244,472	202,009
Warranty	3,000	3,000
Interest	13,266	12,266
Reimbursable expenses	125,522	109,385

Total current liabilities	785,059	674,672

Total liabilities	785,059	674,672

Stockholders' deficit:
Common stock, $.004 par value; 50,000,000 shares authorized;
issued and outstanding 5,135,635 and 4,763,635, respectively	20,543	19,055
Additional paid-in-capital	1,448,311	1,330,279
Accumulated deficit	(2,019,414)	(1,861,904)

Total stockholders' deficit	(550,560)	(512,570)

Total liabilities and stockholders' deficit	$234,499	$162,102

CENTURY CONTROLS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
Net sales	$179,886	$177,617	$246,264	$338,724

Cost of sales	100,697	101,444	137,787	161,899

Gross profit	79,189	76,173	108,477	176,825

Operating expenses	81,809	100,036	169,509	213,249

Operating loss	(2,620)	(23,863)	(61,032)	(36,424)

Other income (expenses):
Amortization of debt
Issuance costs	(39,980)	--	(73,460)	--
Gain on sale of fixed asset	--	2,000	--	2,000
Interest expense	(15,331)	(9,632)	(23,392)	(13,694)

Total other expenses	(55,311)	(7,632)	(96,852)	(11,694)

Net loss before
income taxes	(57,931)	(31,495)	(157,884)	(48,118)

Income taxes	--	--	--	--

Net loss	(57,931)	(31,495)	(157,884)	(48,118)

Other comprehensive
income (loss)	--	--	--	--

Comprehensive loss	$(57,931)	$(31,495)	$(157,884)	$(48,118)

Basic earnings per share	$(.01)	$(.01)	$(.03)	$(.01)

Weighted-average number of
shares outstanding	5,135,635	4,763,635	5,135,635	4,763,635

Diluted earnings per share	$(.01)	$(.01)	$(.03)	$(.01)

Weighted-average number of
shares outstanding	5,135,635	4,763,635	5,135,635	4,763,635

CENTURY CONTROLS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	August 31, 2004	August 31, 2003
Cash flows from operating activities:
Net loss	$(157,884)	$(48,118)
Adjustments to reconcile net loss to net cash flows
provided by operating activities:
Depreciation	2,694	2,275
Amortization of patents	1,122	747
Amortization of debt issuance costs and other asset	73,460	--
Gain on sale of fixed assets	--	(2,000)
Stock compensation (income)	(5,080)	--
Changes in operating assets and liabilities:
Accounts receivable - trade	(23,466)	138,180
Inventories	3,181	(24,970)
Deposits	(400)	--
Accounts payable	6,606	(63,802)
Deferred revenue	(18,601)	--
Accrued expenses	59,600	--

Net cash flows used in operating activities	(58,768)	2,312

Cash flows from investing activities:
Proceeds from sale of fixed assets	--	2,000

Cash flows from financing activities:
Checks written in excess of bank balance	(2,795)	(1,127)
Borrowings on notes payable - stockholders	13,108	--
Net borrowing on line of credit	52,469	--
Principal payments on long-term debt	--	(3,185)

Net cash flows provided by financing activities	62,782	(4,312)

Net increase in cash	4,014	--

Cash, beginning of year	4,784	--

Cash, end of year	$8,798	$--

CENTURY CONTROLS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its February 29, 2004 Annual Report on Form 10-KSB. Operating results for the three and six months ended August 31, 2004 are not necessarily indicative of the results that may be expected for the year ending February 28, 2005.

NOTE 2 – ISSUANCE OF STOCK

In March 2004, the Company issued 372,000 shares of common stock valued at $111,600 to one stockholder, a related party, in consideration for his agreement not to demand payment on the outstanding note payable of $100,000 before December 31, 2004. The Company capitalized the value as debt issuance costs which will be amortized over the ten month period beginning March 1, 2004.

NOTE 3 – LINE OF CREDIT

The Company has a line of credit with a bank that allows for borrowings up to $70,000. Interest is 4.75% above the Prime Rate (8.75% at February 29, 2004). There was $72,517 outstanding at August 31, 2004. In March 2004, the Company’s Board of Directors and aforementioned stockholder issued warrants to purchase an aggregate of 400,000 shares of the Company’s common stock. The warrants may be exercised at $0.25 per share and expire in four years. The Company determined the fair value of the warrants was $13,000 using the Black-Scholes option pricing model. The weighted average assumptions used in the calculation were a risk-free interest rate of 3.5%, an expected life of four years, volatility of 86% and no expected dividend yield. The fair value of these warrants was capitalized to debt issuance costs and will be amortized over the term of the Line of Credit.

Item 2. Management’s Discussion and Analysis or Plan of Operation

General

Century Controls International, Inc. (Century) develops and markets oxygen control, boiler loading control, multiple boiler control, and air compressor control systems used in industrial and commercial applications. Century’s control systems are designed to resolve common problems such as excess fuel consumption, excessive stack exit temperatures and increased stack emissions. With Century’s control systems, boilers operate at high efficiency, which result in lower energy consumption, lower nitrogen oxide emissions, less wear on boiler systems and significant savings on fuel costs and system repairs.

Over the past several years, Century’s boiler control systems have become more widely implemented into various key markets around the country. As the number of Century’s products has increased, a growing interest has occurred among consulting engineers. This escalating interest in turn, has resulted in a growing number of engineering specifications written around Century’s products. Additionally, Century’s air compressor sequence controller has been operating for 4 years at Sara Lee Hosiery, a Fortune 500 Company, with outstanding results and a positive return on investment. Last years results showed a return on investment of 4 to 8 months on approximately 10 more systems installed. Due to this increased interest and positive feedback within the industry, Century is able to claim its product performance as superior in the industry. A new dealer in Compressor Control has increased the activity in this area covering more than a dozen states increasing our expectations for sales this year.

Century’s goal is to increase industry acceptance and increase sales significantly by concentrating more heavily in sales and marketing. Century’s strategy for achieving this goal is to obtain highly qualified marketing individuals to increase Century’s sales and increase its advertising in various trade magazines, emphasizing Century’s newest product, the air compressor sequencer. Additionally, Century this year has made further product developments in its communications software, allowing Century’s systems to interface with various energy management systems.

Results of Operations

Three Months periods Ended August 31, 2004 and 2003

Century had net sales of $179,886 and $177,617 for the three-month periods ended August 31, 2004 and 2003, respectively, which represent a 1% increase. Century had net sales of $246,264 and $338,724 for the six-month periods ended August 31, 2004 and 2003, respectively, which represent a 27% decrease. This decrease is primarily the result of decreased sales due to sluggish economy & the company’s efforts to concentrate on completing communications hardware and software as well as the development of a new version of the Sequencing controls which will enhance the future sales efforts.

In the three-month period ended August 31, 2004, Century’s cost of sales was $100,697 compared to $101,444 for the three-month period ended August 31, 2003. In the six-month period ended August 31, 2004, Century’s cost of sales was $137,787 compared to $161,899 for the six-month period ended August 31, 2003. Such costs, as a percentage of net sales for these periods were 56% and 57% for the three-month periods respectively, and 56% and 48% for the six month periods respectively.

Operating expenses for the three-month periods ended August 31, 2004 and 2003, were $81,809 and $100,036, respectively. Operating expenses for the six-month periods ended August 31, 2004 and 2003, were $169,509 and $213,249, respectively. Decreased costs in fiscal 2005 relate to additional cost cutting measures implemented in response to ongoing losses.

Century had interest expense of $15,331 for the three-months ended August 31, 2004, compared to $9,632 the three-months ended August 31, 2003. Century had interest expense of $23,392 for the six-months ended August 31, 2004, compared to $13,694 the six-months ended August 31, 2003. The increased interest corresponds to increased indebtedness in 2004. In addition, the Company had expense relating to amortization of debt issuance costs incurred relating to extension of certain indebtedness (See Note 2) and establishment of the line-of credit (See Note 3).

As a result of the foregoing factors, Century realized a net loss of $57,931 for the three-months ended August 31, 2004, as compared to a net loss of $31,495 for the three-months ended August 31, 2003. Century realized a net loss of $157,884 for the six-months ended August 31, 2004, as compared to a net loss of $48,118 for the six-months ended August 31, 2003.

Liquidity and Capital Resources

At August 31, 2004, Century had a working capital deficit of $627,264 as compared to a working capital deficit of $541,176 at February 29, 2004. Century’s cash balance at August 31, 2004 was $8,798. The loan from Michael Baghdoian in the amount of $100,000 came due July 1, 2002, and Century lacked the capital necessary to repay this loan. Century has continued paying the monthly interest on this loan and ultimately negotiated an extension through December 31, 2004 with Mr. Baghdoian (See Note 2). The Company does not currently have any plan in place for addressing this loan when it again becomes due on December 31, 2004. These factors and Century’s history of recurring losses raise substantial doubt about its ability to continue as a going concern.

An employee and stockholder of Century, Howard Worden, incurred expenses on Century’s behalf. Century has not had the monies necessary to reimburse Mr. Worden for these advances. At August 31, 2004 Century was indebted to Mr. Worden for reimbursable expenses totaling $96,504. Century does pay interest on a credit card of Mr. Worden’s underlying some of this obligation.

Century’s president, director and principal stockholder, Leo Christensen, has also incurred expenses on Century’s behalf. Century has not had the monies necessary to reimburse Mr. Christiansen for these advances. At August 31, 2004 Century was indebted to Mr. Christiansen for reimbursable expenses totaling $29,018. Mr. Christiansen also deferred his salary in fiscal years 2004 and 2003, so that at August 31, 2004 Century was indebted to Mr. Christiansen for accrued salary totaling $149,500. Mr. Christiansen advanced funds to Century during fiscal years 2004 and 2003 to help meet cash flow needs, so that at August 31, 2004 the notes payable to Mr. Christiansen totaled $61,808.

Century’s ability to continue in existence is dependent upon obtaining adequate financing and profitable operations. Management is expanding its product line with a new PLC controller for boilers with communications to larger systems and a Sequencer program for air compressors, which are expected to generate additional sales. However, the ability of Century to bring its products to market will be hampered as long as Century does not have the working capital necessary to pursue more aggressive marketing. The Company is presently seeking additional equity or debt financing to fund future operations. Century has not identified any sources of debt or equity financing and cannot predict whether any such financing will be available to Century on terms acceptable to Century.

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,”“anticipate,” “continue,” “estimate,” “project,”“intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Item 3. Controls and Procedures

Within 90 days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: None.

Exhibits: Presented in Exhibit 31.1 and 32.1 are the Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CONTROLS INTERNATIONAL, INC.

Date: November 2, 2004	By: /s/ Leo Christiansen
Chief Executive Officer and Chief Financial Officer