Form 10QSB
period 2004-11-30
CENTURY CONTROLS INC
filed 2005-01-18
CIK 1100732

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 30, 2004: 5,135,635 shares of common stock.

Transitional Small Business Format: Yes [    ] No [X  ]

FORM 10-QSB
CENTURY CONTROLS INTERNATIONAL, INC.

INDEX

Page

PART I.	Item 1. Financial Statements	3

Balance Sheets as of November 30, 2004 and February 29, 2004	3

Statements of Operations for the Three Months and Six Months Ended November 30, 2004 and 2003	5

Statements of Cash Flows for the Six Months Ended November 30, 2004 and 2003	6

Notes to Financial Statements	7

	Item 2. Management's Discussion and Analysis or Plan of Operation	8

	Item 3. Controls and Procedures	9

PART II.	Item 6. Exhibits and Reports on Form 8-K	10

	Signatures	10

PART I. Financial Information
Item 1. Financial Statements

CENTURY CONTROLS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	November 30, 2004	February 29, 2004
ASSETS
Current assets:
Cash	$17,557	$4,784
Accounts receivable - trade, net of allowance for doubtful
accounts of $21,413 and $12,817, respectively	82,767	52,916
Inventories	73,683	75,796

Total current assets	174,007	133,496

Property and equipment, net	2,521	6,563

Other assets:
Patents, net	20,921	22,043
Deposits	400	--
Debt issuance costs	11,160	--

Total other assets	32,481	22,043

Total assets	$209,009	$162,102

CENTURY CONTROLS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	November 30, 2004	February 29, 2004
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

Bank overdraft	$--	$2,795
Line of credit	70,556	20,048
Notes payable - stockholders	189,208	176,100
Accounts payable	194,699	130,468
Deferred revenue	--	18,601
Accrued expenses:
Payroll and related	268,107	202,009
Warranty	3,000	3,000
Interest	14,266	12,266
Reimbursable expenses	122,186	109,385

Total current liabilities	862,022	674,672

Total liabilities	862,022	674,672

Stockholders' deficit:
Common stock, $.004 par value; 50,000,000 shares
authorized; issued and outstanding 5,135,635 and
4,763,635, respectively	20,543	19,055
Additional paid-in-capital	1,448,311	1,330,279
Accumulated deficit	(2,121,867)	(1,861,904)

Total stockholders' deficit	(653,013)	(512,570)

Total liabilities and stockholders' deficit	$209,009	$162,102

CENTURY CONTROLS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	November 2004	November 2003	November 2004	November 2003
Net sales	$126,615	$142,919	$372,879	$481,642

Cost of sales	69,770	50,739	207,557	212,638

Gross profit	56,845	92,180	165,322	269,004

Operating expenses	110,761	107,744	280,270	320,993

Operating loss	(53,916)	(15,564)	(114,948)	(51,989)

Other income (expenses):
Amortization of debt
Issuance costs	(39,980)	--	(113,440)	--
Gain on sale of fixed asset	--	--	--	2,000
Interest expense	(8,183)	(12,452)	(31,575)	(26,146)

Total other expenses	(48,163)	(12,452)	(145,015)	(24,146)

Net loss before
income taxes	(102,079)	(28,016)	(259,963)	(76,135)

Income taxes	- -	- -	- -	- -

Net loss	(102,079)	(28,016)	(259,963)	(76,135)

Other comprehensive
income (loss)	- -	- -	- -	- -

Comprehensive loss	$(102,079)	$(28,016)	$(259,963)	$(76,135)

Basic earnings per share	$(.02)	$(.01)	$(.05)	$(.01)

Weighted-average number of
shares outstanding	5,135,635	4,763,635	5,135,635	4,763,635

Diluted earnings per share	$(.02)	$(.01)	$(.05)	$(.01)

Weighted-average number of
shares outstanding	5,135,635	4,763,635	5,135,635	4,763,635

CENTURY CONTROLS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	November 2004	November 2003
Cash flows from operating activities:
Net loss	$(259,963)	$(76,135)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Depreciation	4,042	3,671
Amortization of patents	1,122	1,122
Amortization of debt issuance costs and other asset	113,440	--
Gain on sale of fixed assets	--	(2,000)
Warrants issued for services	--	19,231
Stock compensation (income)	(5,080)	--
Changes in operating assets and liabilities:
Accounts receivable - trade	(29,851)	103,616
Inventories	2,113	(43,648)
Deposits	(400)	--
Accounts payable	64,231	(14,012)
Deferred revenue	(18,601)	--
Accrued expenses	80,899	3,200

Net cash flows used in operating activities	(48,048)	(4,995)

Cash flows from investing activities:
Purchase of Property and equipment	--	(424)
Proceeds from sale of fixed assets	--	2,000

Net cash flows provided by investing activities	--	1,576

Cash flows from financing activities:
Checks written in excess of bank balance	(2,795)	7,416
Borrowings on notes payable - stockholders	13,108	--
Net borrowing on line of credit	50,508	--
Principal payments on long-term debt	--	(4,037)

Net cash flows provided by financing activities	60,821	3,379

Net increase in cash	12,773	--
Cash, beginning of year	4,784	--

Cash, end of year	$17,557	$--

CENTURY CONTROLS INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its February 29, 2004 Annual Report on Form 10-KSB. Operating results for the three and nine months ended November 30, 2004 are not necessarily indicative of the results that may be expected for the year ending February 28, 2005.

NOTE 2 – ISSUANCE OF STOCK, WARRANTS

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

NOTE 3 – LINE OF CREDIT

The Company has a line of credit with a bank that allows for borrowings up to $70,000. Interest is 4.75% above the Prime Rate (8.75% at February 29, 2004). There was $70,556 outstanding at November 30, 2004.

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

Results of Operations

Three Months periods Ended November 30, 2004 and 2003

Century had net sales of $126,615 and 142,919 for the three-month periods ended November 30, 2004 and 2003, respectively, which represent a 11% decrease. Century had net sales of $372,879 and $481,642 for the nine-month periods ended November 30, 2004 and 2003, respectively, which represent a 23% decrease. This decrease is primarily the result of decreased sales due to sluggish economy & the company’s efforts to concentrate on completing communications hardware and software as well as the development of a new version of the Sequencing controls which will enhance the future sales efforts.

In the three-month period ended November 30, 2004, Century’s cost of sales was $69,770 compared to $50,739 for the three-month period ended November 30, 2003. In the nine-month period ended November 30, 2004, Century’s cost of sales was $207,557 compared to $212,638 for the nine-month period ended November 30, 2003. Such costs, as a percentage of net sales for these periods were 55% and 36% for the three-month periods respectively, and 56% and 44% for the nine month periods respectively.

Operating expenses for the three-month periods ended November 30, 2004 and 2003, were $110,761 and $107,744, respectively. Operating expenses for the nine-month periods ended November 30, 2004 and 2003, were $280,270 and $320,993, respectively. Decreased costs in fiscal 2005 relate to additional cost cutting measures implemented in response to ongoing losses.

Century had interest expense of $8,183 for the three-months ended November 30, 2004, compared to $12,452 the three-months ended November 30, 2003. Century had interest expense of $31,575 for the nine-months ended November 30, 2004, compared to $26,146 the nine-months ended November 30, 2003. The increased interest corresponds to increased indebtedness in fiscal 2005. In addition, the Company had expense relating to amortization of debt issuance costs incurred relating to extension of certain indebtedness (See Note 2 to Financial Statements) and establishment of the line-of credit and related issuance of warrants (See Notes 2 and 3 to Financial Statements).

As a result of the foregoing factors, Century realized a net loss of $102,079 for the three-months ended November 30, 2004, as compared to a net loss of $28,016 for the three-months ended November 30, 2003. Century realized a net loss of $259,963 for the nine-months ended November 30, 2004, as compared to a net loss of $76,135 for the nine-months ended November 30, 2003.

Liquidity and Capital Resources

At November 30, 2004, Century had a working capital deficit of $688,015 as compared to a working capital deficit of $541,176 at February 29, 2004. Century’s cash balance at November 30, 2004 was $17,557. The loan from Michael Baghdoian in the amount of $100,000 came due July 1, 2002, and Century lacked the capital necessary to repay this loan. Century has continued paying the monthly interest on this loan and ultimately negotiated an extension through December 31, 2004 with Mr. Baghdoian (See Note 2). This loan again went into default when it became due on December 31, 2004. These factors and Century’s history of recurring losses raise substantial doubt about its ability to continue as a going concern.

An employee and stockholder of Century, Howard Worden, incurred expenses on Century’s behalf. Century has not had the monies necessary to reimburse Mr. Worden for these advances. At November 30, 2004 Century was indebted to Mr. Worden for reimbursable expenses totaling $97,004. Century does pay interest on a credit card of Mr. Worden’s underlying some of this obligation.

Century’s president, director and principal stockholder, Leo Christensen, has also incurred expenses on Century’s behalf. Century has not had the monies necessary to reimburse Mr. Christiansen for these advances. At November 30, 2004 Century was indebted to Mr. Christiansen for reimbursable expenses totaling $25,182. Mr. Christiansen also deferred his salary in fiscal years 2004 and 2003, so that at November 30, 2004 Century was indebted to Mr. Christiansen for accrued salary totaling $163,300. Mr. Christiansen advanced funds to Century during fiscal years 2004 and 2003 to help meet cash flow needs, so that at November 30, 2004 the notes payable to Mr. Christiansen totaled $61,808.

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

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Item 3. Controls and Procedures

On November 30, 2004 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.
9

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: None.

Exhibits: Presented in Exhibit 31.1 and 32.1 are the Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY CONTROLS INTERNATIONAL, INC.

Date: January 14, 2005	By:	/s/ Leo Christiansen
Leo Christiansen Chief Executive and Financial Officer